Form 10QSB
period 1999-10-31
ARBOR ENTECH CORP
filed 1999-12-13
CIK 710782

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934
            For the period ended: OCTOBER 31, 1999

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______________ to _______________

                            Commission File Number 0-

                            ARBOR ENTECH CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              22-2335094
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
      incorporation or organization)

     RD 1, BOX 1076, LITTLE MARSH, PA                    16931
  (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, including Area Code: (570) 376-2217

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                |X| Yes   |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                       CLASS                     OUTSTANDING AT OCTOBER 31, 1999
                       -----                     -------------------------------

      Common Stock, par value $.001 per share               7,050,540

Transitional Small Business Format (check one): Yes |X|  No |_|

                            ARBOR ENTECH CORPORATION
                                  BALANCE SHEET
                                OCTOBER 31, 1999
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                           $   80,361
  Accounts Receivable                                                    351,800
  Inventories                                                             25,292
  Loans Receivable - Related Parties                                     442,073
  Other Current Assets                                                     2,399
                                                                      ----------

         Total Current Assets                                            901,925

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $51,739)                                                38,506

Loans Receivable - Related Parties                                     1,083,477
                                                                      ----------

                                                                      $2,023,908
                                                                      ==========


                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities                            $  311,778
                                                                      ----------

         Total Current Liabilities                                       311,778
                                                                      ----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                       7,050
  Additional Paid-In Capital                                           1,676,318
  Retained Earnings                                                       28,762
                                                                      ----------

         Total Stockholders' Equity                                    1,712,130
                                                                      ----------

                                                                      $2,023,908
                                                                      ==========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                               STATEMENT OF INCOME
                                   (Unaudited)

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                       ---------------------------     ---------------------------
                                               OCTOBER 31,                      OCTOBER 31,
                                       ---------------------------     ---------------------------
                                          1999            1998            1999            1998
                                       -----------     -----------     -----------     -----------
Net Sales                              $   398,017     $   217,824     $   551,608     $   378,180
                                       -----------     -----------     -----------     -----------

Costs and Expenses:
  Cost of Sales                            206,061         108,754         281,320         187,330
  Selling, General
        and Administrative Expenses        154,470          98,068         217,044         150,603
                                       -----------     -----------     -----------     -----------
                                           360,531         206,822         498,364         337,933
                                       -----------     -----------     -----------     -----------

         Operating Income                   37,486          11,002          53,244          40,247
                                       -----------     -----------     -----------     -----------

Other Income (Expense):
  Net Loss on Trading Securities           (10,697)           --          (121,880)           --
  Interest Income                           31,455          43,272          74,571          75,864
  Other                                      7,444            --             7,444            --
  Interest Expense                          (2,947)        (17,325)         (7,659)        (21,338)
                                       -----------     -----------     -----------     -----------
    Total Other Income (Expense)            25,255          25,947         (47,524)         54,526
                                       -----------     -----------     -----------     -----------

     Income before Provision
         for Income Taxes                   62,741          36,949           5,720          94,773

Provision for Income Taxes                   1,500          13,500           1,500          26,200
                                       -----------     -----------     -----------     -----------

     Net Income                        $    61,241     $    23,449     $     4,220     $    68,573
                                       ===========     ===========     ===========     ===========

Earnings Per Common Share - Basic      $       .01     $       .00     $       .00     $       .01
                                       ===========     ===========     ===========     ===========

Weighted Average Shares
   Outstanding                           7,050,540       7,050,540       7,050,540       7,050,540
                                       ===========     ===========     ===========     ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                               SIX MONTHS ENDED
                                                       -------------------------------
                                                                  OCTOBER 31,
                                                       -------------------------------
                                                           1999              1998
                                                       -------------     -------------
Cash Flows from Operating Activities:
  Net Income                                           $       4,220     $      68,573
                                                       -------------     -------------
  Adjustments to Reconcile Net Income
    To Net Cash Provided by Operating
    Activities:
  Depreciation                                                 3,800             2,275
  Loss on Sale of Trading Securities                         121,880              --
  Changes in Operating Assets and Liabilities
    (Increase) in Accounts Receivable                       (325,009)         (142,705)
    (Increase) Decrease in Inventories                        44,886            (4,829)
    (Increase) Decrease in Other Current Assets                  528            (2,667)
    (Decrease) in Accounts Payable
      and Accrued Expenses                                    (9,022)          (30,435)
    Purchases of Trading Securities                     (204,859,253)             --
    Proceeds from Sale of Trading Securities             204,737,373              --
                                                       -------------     -------------

      Total Adjustments                                     (284,817)         (178,361)
                                                       -------------     -------------

Net Cash (Used) by Operating Activities                     (280,597)         (109,788)
                                                       -------------     -------------

Cash Flows from Financing Activities:
  Loans to Related Parties                                  (541,280)          (75,865)
  Proceeds of Loans to Related Parties                       230,093            36,000
  Payments of Loans from Related Party                      (222,321)             --
  Proceeds of Loans from Related Party                         7,228             8,026
  Payments of Brokerage Loans Payable                           --                --
                                                       -------------     -------------

Net Cash Provided by (Used) In Financing Activities         (526,280)           31,839
                                                       -------------     -------------

(Decrease) in Cash and Cash Equivalents                     (806,877)         (141,627)

Cash and Cash Equivalents - Beginning of Period              887,238           161,884
                                                       -------------     -------------

Cash and Cash Equivalents - End of Period              $      80,361     $      20,257
                                                       =============     =============

Supplemental Cash Flow Information:
  Cash Paid for Interest                               $       7,659     $        --
                                                       =============     =============

  Cash Paid for Income Taxes                           $      12,500     $        --
                                                       =============     =============

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and cash flows presented.

         Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

         Inventories consist of the following:
           Raw Materials                                                 $ 6,323
           Finished Goods                                                 18,969
                                                                         -------

                                                                         $25,292
                                                                         =======


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

           Land                                                          $ 3,000
           Building and Improvements                                      61,114
           Machinery and Equipment                                         4,300
           Delivery Equipment                                             21,831
                                                                         -------
                                                                          90,245
           Less: Accumulated Depreciation                                 51,739
                                                                         -------

                                                                         $38,506
                                                                         =======

         The land and building are collateralized by a mortgage held by the Company's Secretary/Treasurer (see Note 5).

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (Unaudited)

NOTE 4 - LOANS RECEIVABLE - RELATED PARTIES

         Loans receivable from related parties consists of amounts due from officers and affiliated companies. These loans have no specific repayment terms and bear interest at 8% per annum.

         These loans consist of the following:
             Receivable from:
                  Mark Shefts (a)                                     $   79,817
                  Harvey Houtkin (b)                                      79,723
                  Rushmore Financial Services, Inc. (c)                  893,959
                  Double H Management Corp. (d)                          345,518
                  Solar Products, Sun-Tank, Inc. (e)                     126,533
                                                                      ----------
                                                                       1,525,550
                  Less:  Current Portion                                 442,073
                                                                      ----------

                                                                      $1,083,477
                                                                      ==========

      The current portion of loans receivable represent amounts that were repaid in November 1999. Messrs. Houtkin and Shefts and Solar Products, Sun-Tank, Inc. repaid their loans in full.

            (a) Mr. Shefts owns 48.15% of the issued and outstanding common stock of the Company and is Secretary/Treasurer and a Director of Arbor.
            (b) Mr. Houtkin owns 48.15% of the issued and outstanding common stock of the Company and is President and a Director of Arbor.
            (c)   A corporation wholly owned by Mr. Shefts and Mr. Houtkin.
            (d)   A wholly owned subsidiary of Rushmore Financial Services, Inc.
            (e) A corporation of which Mr. Shefts, Mr. Houtkin, and their affiliates collectively own approximately 90%.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

                  LINE OF CREDIT

                  The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at October 31, 1999 on this credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases.

QUARTER ENDED OCTOBER 31, 1999 COMPARED TO QUARTER ENDED OCTOBER 31, 1998

         Net sales for the quarter ended October 31, 1999 were approximately $398,000, an increase of 83% as compared to net sales of approximately $218,000 for the quarter ended October 31, 1998. Net sales increased due to the fact that Arbor is selling its products to more Home Depot stores. Net losses from trading securities were approximately $11,000 for the quarter ended October 31, 1999. There was no trading activity in the comparable quarter of 1998. Arbor has discontinued its trading activities and does not intend to resume them.

         Cost of sales were approximately $206,000 for the quarter ended October 31, 1999, an increase of approximately $97,000, or 89% from the quarter ended October 31, 1998. This growth in cost of sales is consistent with Arbor's increase in sales, as discussed above.

         Selling, general and administrative expenses were approximately $155,000 for quarter ended October 31, 1999, an increase of approximately $57,000, or 58% over the quarter ended October 31, 1998 of approximately $98,000. This increase was due to additional salaries and office expenses.

         Interest income for the quarter ended October 31, 1999 was approximately $32,000, a decrease of approximately $11,000, or 26% less than interest income of approximately $43,000 for the quarter ended October 31, 1998. This decrease was primarily attributable to lower loan balances due from related parties.

         The provision for income taxes decreased for the quarter ended October 31, 1999, from approximately $14,000 for the quarter ended October 31, 1998 to $1,000, a decrease of approximately 93%.

         Arbor's net income increased from approximately $23,000 for the quarter ended

October 31, 1998 to approximately $61,000 for the quarter ended October 31, 1999. This was a net increase of approximately $38,000, or 165%. The increase was due to the increase in net sales discussed above.

         The results of operations for the quarter ended October 31, 1999 are not necessarily indicative of the results for any future interim or fiscal year period.

SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998

         Net sales for the six months ended October 31, 1999 were approximately $552,000, an increase of 46% as compared to net sales of approximately $378,000 for the six months ended October 31, 1998. This increase was a result of Arbor's selling its products to more Home Depot stores. Net losses from trading securities were approximately $122,000 for the six months ended October 31, 1999. There was no trading activity in the comparable six months of 1998. Arbor has discontinued its trading activities and does not intend to resume them.

         Cost of sales was approximately $281,000 for the six months ended October 31, 1999, an increase of approximately $94,000, or 50% from the six months ended October 31, 1998. This increase is consistent with Arbor's increase in sales, as discussed above.

         Selling, general and administrative expenses were approximately $217,000 for the six months ended October 31, 1999, an increase of approximately $66,000, or 44% over expenses for the six months ended October 31, 1998, of approximately $151,000. This increase was due to additional salaries, office expenses and other expenses.

         Interest income for the six months ended October 31, 1999, was approximately $75,000, a decrease of approximately $1,000 over interest income of approximately $76,000 for the six months ended October 31, 1998.

         The income tax provision for the six months ended October 31, 1999, was $2,000, compared to approximately $26,000 for the six months ended October 31, 1998. The decrease was due to the fact that the earnings before taxes was greater in the 1998 period than in the comparable 1999 period.

         Arbor's net income decreased from approximately $69,000 for the six months ended October 31, 1998 to approximately $4,000 for the six months ended October 31, 1999. This was a net decrease of approximately $65,000, or 94%. The decrease was primarily due to stock trading losses.

         The results of operations for the six months ended October 31, 1999, are not necessarily indicative of the results for any future interim or fiscal year period.

LIQUIDITY AND CAPITAL RESOURCES

         In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products and gains from its trading activities. At October 31, 1999 we had working capital of approximately $590,000.
         As at October 31, 1999, we had cash and cash equivalents of approximately $80,000, which represented approximately 4% of total assets. Arbor believes it has adequate working capital and that its operations will generate cash adequate to fund its operations for at least the next 12 months.

         Net cash used by operating activities increased by approximately $171,000 from fiscal 1998 to fiscal 1999. This increase was primarily attributable to a reduction in net income accompanied by an increase in accounts receivable, offset by a decrease in inventory.

         Net cash provided by financing activities was approximately $32,000 in fiscal 1998 compared to net cash used by financing activities of approximately $526,000 in fiscal 1999, or a net decrease of $558,000. This decrease was primarily attributable to loans made by Arbor to related parties.

         Arbor could borrow money and use the proceeds to make payments to its management or promoters or their affiliates and associates but has no present intention of doing so.

YEAR 2000 ISSUES

         We have devised a plan and have substantially completed a review and assessment of all hardware and software and believe that our hardware and software are substantially year 2000 compliant so that the computer programs do not cease functioning because of an inability to process on a date occurring from and after January 1, 2000. Our review has not revealed any Year 2000 issues that have not been remediated. Remediation costs were not material.

                           PART 11 - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) None
(b) None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ARBOR ENTECH CORPORATION
                                                  Registrant


                                           By: /s/ HARVEY HOUTKIN
                                               ---------------------------
                                                   President

                                           By: /s/ MARK SHEFTS
                                               ---------------------------
                                                   Mark Shefts
                                                   Chief Financial Officer

Dated: December 13, 1999