Form 10QSB/A
period 1999-10-31
ARBOR ENTECH CORP
filed 2000-02-03
CIK 710782

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934
            For the period ended: OCTOBER 31, 1999

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______________ to _______________

                         Commission File Number 0-30432

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
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                          $   80,361
  Accounts Receivable                                                   351,800
  Inventories                                                            25,292
  Other Current Assets                                                    2,399
                                                                     ----------

         Total Current Assets                                           459,852

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $51,739)                                               38,506
                                                                     ----------
                                                                     $  498,358
                                                                     ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities                           $  311,778
                                                                     ----------

         Total Current Liabilities                                      311,778
                                                                     ----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                      7,050
  Additional Paid-In Capital                                          1,985,199
  Retained Earnings (Deficit)                                          (280,119)
  Loans Receivable - Related Parties                                 (1,525,550)
                                                                     ----------

         Total Stockholders' Equity                                     186,580
                                                                     ----------
                                                                     $  498,358
                                                                     ==========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                               STATEMENT OF INCOME
                                   (Unaudited)

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                       ---------------------------     ---------------------------
                                               OCTOBER 31,                      OCTOBER 31,
                                       ---------------------------     ---------------------------
                                          1999            1998            1999            1998
                                       -----------     -----------     -----------     -----------
Net Sales                              $   398,017     $   217,824     $   551,608     $   378,180
                                       -----------     -----------     -----------     -----------

Costs and Expenses:
  Cost of Sales                            206,061         108,754         281,320         187,330
  Selling, General
        and Administrative Expenses        154,470          98,068         217,044         150,603
                                       -----------     -----------     -----------     -----------
                                           360,531         206,822         498,364         337,933
                                       -----------     -----------     -----------     -----------

         Operating Income                   37,486          11,002          53,244          40,247
                                       -----------     -----------     -----------     -----------

Other Income (Expense):
  Net Loss on Trading Securities           (10,697)           --          (121,880)           --
  Interest Income                              228          10,710           3,588          10,710
  Other                                      7,444            --             7,444            --
  Interest Expense                          (2,947)        (17,325)         (7,659)        (21,338)
                                       -----------     -----------     -----------     -----------
    Total Other Income (Expense)            (5,972)         (6,615)       (118,507)        (10,628)
                                       -----------     -----------     -----------     -----------

     Income before Provision
         for Income Taxes                   31,514           4,387         (65,263)         29,619

Provision for Income Taxes                   1,500          13,500           1,500          26,200
                                       -----------     -----------     -----------     -----------

     Net Income (Loss)                 $    30,014     $    (9,113)     $  (66,763)     $    3,419
                                       ===========     ===========     ===========     ===========

Earnings Per Common Share - Basic      $       .00     $      (.00)     $     (.01)     $      .00
                                       ===========     ===========     ===========     ===========

Weighted Average Shares
   Outstanding                           7,050,540       7,050,540       7,050,540       7,050,540
                                       ===========     ===========     ===========     ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                               SIX MONTHS ENDED
                                                       -------------------------------
                                                                  OCTOBER 31,
                                                       -------------------------------
                                                           1999              1998
                                                      -------------     -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                   $      (66,763)     $      3,419
                                                       -------------     -------------
  Adjustments to Reconcile Net Income
    To Net Cash Provided by Operating
    Activities:
  Depreciation                                                 3,800             2,275
  Loss on Sale of Trading Securities                         121,880              --
  Changes in Operating Assets and Liabilities
    (Increase) in Accounts Receivable                       (325,009)         (142,705)
    (Increase) Decrease in Inventories                        44,886            (4,829)
    (Increase) Decrease in Other Current Assets                  528            (2,667)
    (Decrease) in Accounts Payable
      and Accrued Expenses                                    (9,022)          (30,435)
    Purchases of Trading Securities                     (204,859,253)             --
    Proceeds from Sale of Trading Securities             204,737,373              --
                                                       -------------     -------------

      Total Adjustments                                     (284,817)         (178,361)
                                                       -------------     -------------

Net Cash (Used) by Operating Activities                     (351,580)         (174,942)
                                                       -------------     -------------

Cash Flows from Financing Activities:
  Capital Contributed                                         70,983            65,154
  Loans to Related Parties                                  (541,280)          (75,865)
  Proceeds of Loans to Related Parties                       230,093            36,000
  Payments of Loans from Related Party                      (222,321)             --
  Proceeds of Loans from Related Party                         7,228             8,026
  Payments of Brokerage Loans Payable                           --                --
                                                       -------------     -------------

Net Cash Provided by (Used) In Financing Activities         (455,297)           33,315
                                                       -------------     -------------

(Decrease) in Cash and Cash Equivalents                     (806,877)         (141,627)

Cash and Cash Equivalents - Beginning of Period              887,238           161,884
                                                       -------------     -------------

Cash and Cash Equivalents - End of Period              $      80,361     $      20,257
                                                       =============     =============

Supplemental Cash Flow Information:
  Cash Paid for Interest                               $       7,659     $        --
                                                       =============     =============

  Cash Paid for Income Taxes                           $      12,500     $        --
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

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (Unaudited)

NOTE 4 - LOANS RECEIVABLE - RELATED PARTIES

         Loans receivable from related parties consists of amounts due from officers and affiliated companies. These loans have no specific repayment terms and are classified as a deduction from stockholders' equity. Although the loans bear interest at 8% per annum such interest is not recorded as income for financial statement purposes but as additional contributed capital.

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

         Interest income for the quarter ended October 31, 1999 was approximately $200, a decrease of approximately $10,500, or 98% less than interest income of approximately $10,700 for the quarter ended October 31, 1998.

         The provision for income taxes decreased for the quarter ended October 31, 1999, from approximately $14,000 for the quarter ended October 31, 1998 to $1,000, a decrease of approximately 93%.

         Arbor's net income increased from a net loss of approximately $9,000 for the quarter ended

October 31, 1998 to net income of approximately $30,000 for the quarter ended October 31, 1999. This was a net increase of approximately $39,000, or 433%. The increase was due to the increase in net sales discussed above.

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

         Interest income for the six months ended October 31, 1999, was approximately $4,000, a decrease of approximately $7,000 over interest income of approximately $11,000 for the six months ended October 31, 1998.

         The income tax provision for the six months ended October 31, 1999, was $2,000, compared to approximately $26,000 for the six months ended October 31, 1998. The decrease was due to the fact that the earnings before taxes was greater in the 1998 period than in the comparable 1999 period.

         Arbor's net income decreased from approximately $3,000 for the six months ended October 31, 1998 to a net loss of approximately $67,000 for the six months ended October 31, 1999. This was a net decrease of approximately $70,000, or 2300%. The decrease was primarily due to stock trading losses.

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

         Net cash used by operating activities increased by approximately $177,000 from fiscal 1998 to fiscal 1999. This increase was primarily attributable to a reduction in net income accompanied by an increase in accounts receivable, offset by a decrease in inventory.

         Net cash provided by financing activities was approximately $33,000 in fiscal 1998 compared to net cash used by financing activities of approximately $455,000 in fiscal 1999, or a net decrease of $488,000. This decrease was primarily attributable to loans made by Arbor to related parties.

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

Dated: February 3, 2000