Form 10QSB
period 2000-01-31
ARBOR ENTECH CORP
filed 2000-03-20
CIK 710782

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934
            For the period ended: JANUARY 31, 2000

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______________ to _______________

                         Commission File Number 0-30432

                            ARBOR ENTECH CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              22-2335094
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
      incorporation or organization)

       ROUTE 349, LITTLE MARSH, PA                       16931
  (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, including Area Code: (570) 376-2217

                       RD 1, Box 1076, Little Marsh, PA
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                       CLASS                     OUTSTANDING AT JANUARY 31, 2000
                       -----                     -------------------------------

      Common Stock, par value $.001 per share               7,050,540

Transitional Small Business Format (check one): Yes |_|  No |X|

                            ARBOR ENTECH CORPORATION
                                  BALANCE SHEET
                                JANUARY 31, 2000
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                          $  512,508
  Accounts Receivable                                                   108,160
  Inventories                                                           282,673
  Other Current Assets                                                    2,399
                                                                     ----------

         Total Current Assets                                           905,740

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $54,494)                                               46,023
                                                                     ----------
                                                                     $  951,763
                                                                     ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses                              $  308,389
                                                                     ----------

         Total Current Liabilities                                      308,389
                                                                     ----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                      7,050
  Additional Paid-In Capital                                          2,008,998
  Retained Earnings (Deficit)                                          (266,415)
  Loans Receivable - Related Parties                                 (1,106,259)
                                                                     ----------

         Total Stockholders' Equity                                     643,374
                                                                     ----------
                                                                     $  951,763
                                                                     ==========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                               STATEMENT OF INCOME
                                   (Unaudited)

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                       ---------------------------     ---------------------------
                                               JANUARY 31,                     JANUARY 31,
                                       ---------------------------     ---------------------------
                                          2000            1999            2000            1999
                                       -----------     -----------     -----------     -----------
Net Sales                              $   292,704     $   366,549     $   844,312     $   744,729
                                       -----------     -----------     -----------     -----------

Costs and Expenses:
  Cost of Sales                            149,282         148,877         430,602         336,207
  Selling, General
        and Administrative Expenses        116,516         132,442         333,560         283,045
                                       -----------     -----------     -----------     -----------
                                           265,798         281,319         764,162         619,252
                                       -----------     -----------     -----------     -----------

         Operating Income                   26,906          85,230          80,150         125,477
                                       -----------     -----------     -----------     -----------

Other Income (Expense):
  Net Loss on Trading Securities                --              --        (121,880)             --
  Interest Income                              262              --           3,850          10,710
  Other                                      1,036              --           8,480              --
  Interest Expense                              --           9,312          (7,659)        (12,026)
                                       -----------     -----------     -----------     -----------
    Total Other Income (Expense)             1,298           9,312        (117,209)         (1,316)
                                       -----------     -----------     -----------     -----------

     Income (Loss) before Provision
         for Income Taxes                   28,204          94,542         (37,059)        124,161

Provision for Income Taxes                  14,500          63,500          16,000          89,700
                                       -----------     -----------     -----------     -----------

     Net Income (Loss)                 $    13,704     $    31,042     $   (53,059)    $    34,461
                                       ===========     ===========     ===========     ===========

Earnings Per Common Share - Basic      $       .00     $       .00     $     (.01)     $      .00
                                       ===========     ===========     ===========     ===========

Weighted Average Shares
   Outstanding                           7,050,540       7,050,540       7,050,540       7,050,540
                                       ===========     ===========     ===========     ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                              NINE MONTHS ENDED
                                                       -------------------------------
                                                                  JANUARY 31,
                                                       -------------------------------
                                                           2000              1999
                                                       -------------     -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                    $     (53,059)    $      34,461
                                                       -------------     -------------
  Adjustments to Reconcile Net Income (Loss)
    To Net Cash (Used) by Operating
    Activities:
  Depreciation                                                 6,555             3,975
  Loss on Sale of Trading Securities                         121,880                --
  Changes in Operating Assets and Liabilities
    (Increase) in Accounts Receivable                        (81,369)         (133,029)
    (Increase) Decrease in Inventories                      (212,495)          (83,145)
    (Increase) Decrease in Other Current Assets                  528            (2,683)
    (Decrease) in Accounts Payable
      and Accrued Expenses                                   (12,411)           29,107
    Purchases of Trading Securities                     (204,859,253)               --
    Proceeds from Sale of Trading Securities             204,737,373                --
                                                       -------------     -------------

      Total Adjustments                                     (299,192)         (185,775)
                                                       -------------     -------------

Net Cash (Used) by Operating Activities                     (352,251)         (151,314)
                                                       -------------     -------------
Cash Flows from Investing Activities:
  Capital Expenditures                                       (10,272)               --
                                                       -------------     -------------
Net Cash (Used) in Investing Activities                      (10,272)               --
                                                       -------------     -------------
Cash Flows from Financing Activities:
  Capital Contributed                                         94,782           109,605
  Loans to Related Parties                                  (541,280)         (112,816)
  Proceeds of Loans to Related Parties                       673,183            36,000
  Payments of Loans from Related Party                      (246,120)               --
  Proceeds of Loans from Related Party                         7,228            11,026
                                                       -------------     -------------
Net Cash Provided by (Used) In Financing Activities          (12,207)           43,815
                                                       -------------     -------------

(Decrease) in Cash and Cash Equivalents                     (374,730)         (107,499)

Cash and Cash Equivalents - Beginning of Period              887,238           161,884
                                                       -------------     -------------

Cash and Cash Equivalents - End of Period              $     512,508     $      54,385
                                                       =============     =============

Supplemental Cash Flow Information:
  Cash Paid for Interest                               $       7,659     $      12,026
                                                       =============     =============

  Cash Paid for Income Taxes                           $      22,855     $      17,200
                                                       =============     =============

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and cash flows presented.

         Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

         Inventories consist of the following:
           Raw Materials                                                $188,449
           Finished Goods                                                 94,224
                                                                        --------

                                                                        $282,673
                                                                        ========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

           Land                                                         $  3,000
           Building and Improvements                                      61,114
           Machinery and Equipment                                         4,300
           Office Equipment                                               10,272
           Delivery Equipment                                             21,831
                                                                        --------
                                                                         100,517
           Less: Accumulated Depreciation                                 54,494
                                                                        --------

                                                                        $ 46,023
                                                                        ========

         The land and building are collateralized by a mortgage held by the Company's Secretary/Treasurer (see Note 5).

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (Unaudited)

NOTE 4 - LOANS RECEIVABLE - RELATED PARTIES

         Loans receivable from related parties consists of amounts due from officers and affiliated companies. These loans originally had no specific repayment terms and are classified as a deduction from stockholders' equity. Although the loans bear interest at 8% per annum such interest is not recorded as income for financial statement purposes but as additional contributed capital. In November 1999 the remaining two loans were memorialized into 10 year promissory notes bearing interest at 10% per annum.

         These notes consist of the following:
             Receivable from:
                  Rushmore Financial Services, Inc. (a)               $  871,138
                  Double H Management Corp. (b)                          216,747
                                                                      ----------
                                                                       1,087,885

                  Accrued Interest                                        18,374
                                                                      ----------
                                                                      $1,106,259
                                                                      ==========

            (a)   A corporation wholly owned by Mr. Shefts and Mr. Houtkin.
            (b)   A wholly owned subsidiary of Rushmore Financial Services, Inc.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

                  LINE OF CREDIT

                  The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at January 31, 2000 on this credit facility.

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

QUARTER ENDED JANUARY 31, 2000 COMPARED TO QUARTER ENDED JANUARY 31, 1999

         Net sales for the quarter ended January 31, 2000 were approximately $293,000, a decrease of 20% as compared to net sales of approximately $367,000 for the quarter ended January 31, 1999. Net sales decreased during the quarter due to the unseasonably mild winter weather.

         Cost of sales were approximately $149,000 for the quarters ended January 31, 2000 and January 31, 1999. The Company was able to obtain better prices for its cost of wood in 1999.

         Selling, general and administrative expenses were approximately $117,000 for quarter ended January 31, 2000, a decrease of approximately $15,000, or 11% over the quarter ended January 31, 1999 of approximately $132,000. This decrease was due to a reduction in salaries and office expenses.

         The provision for income taxes decreased for the quarter ended January 31, 2000, from approximately $64,000 for the quarter ended January 31, 1999 to $15,000, a decrease of approximately 77%.

         Arbor's net income decreased from approximately $31,000 for the quarter ended

January 31, 1999 to approximately $14,000 for the quarter ended January 31, 2000. This was a net decrease of approximately $17,000, or 55%. The decrease was due to the decrease in net sales discussed above.

         The results of operations for the quarter ended January 31, 2000 are not necessarily indicative of the results for any future interim or fiscal year period.

NINE MONTHS ENDED JANUARY 31, 2000 COMPARED TO NINE MONTHS ENDED JANUARY 31,
1999

         Net sales for the nine months ended January 31, 2000 were approximately $844,000, an increase of 13% as compared to net sales of approximately $745,000 for the nine months ended January 31, 1999. This increase was a result of Arbor's selling its products to more Home Depot stores. Net losses from trading securities were approximately $122,000 for the nine months ended January 31, 2000. There was no trading activity in the comparable nine months of 1999. Arbor has discontinued its trading activities and does not intend to resume them.

         Cost of sales was approximately $431,000 for the nine months ended January 31, 2000, an increase of approximately $95,000, or 28% from the nine months ended January 31, 1999. This increase is consistent with Arbor's increase in sales, as discussed above.

         Selling, general and administrative expenses were approximately $334,000 for the nine months ended January 31, 2000, an increase of approximately $51,000, or 18% over expenses for the nine months ended January 31, 1999, of approximately $283,000. This increase was due to additional salaries, office expenses and other expenses.

         Interest income for the nine months ended January 31, 2000, was approximately $4,000, a decrease of approximately $7,000 over interest income of approximately $11,000 for the nine months ended January 31, 1999.

         The income tax provision for the nine months ended January 31, 2000, was $16,000, compared to approximately $90,000 for the nine months ended January 31, 1999. The decrease was due to the fact that the earnings before taxes was greater in the 1999 period than in the comparable 2000 period.

         Arbor's net income decreased from approximately $34,000 for the nine months ended January 31, 1999 to a net loss of approximately $53,000 for the nine months ended January 31, 2000. This was a net decrease of approximately $87,000, or 256%. The decrease was primarily due to stock trading losses.

         The results of operations for the nine months ended January 31, 2000, are not necessarily indicative of the results for any future interim or fiscal year period.

LIQUIDITY AND CAPITAL RESOURCES

         In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products and gains from its trading activities. At January 31, 2000 we had working capital of approximately $597,000.

         As at January 31, 2000, we had cash and cash equivalents of approximately $513,000, which represented approximately 54% of total assets. Arbor believes it has adequate working capital and that its operations will generate cash adequate to fund its operations for at least the next 12 months.

         Net cash used by operating activities increased by approximately $201,000 from fiscal 1999 to fiscal 2000. This increase was primarily attributable to a reduction in net income accompanied by a decrease in accounts receivable, offset by an increase in inventory.

         During the nine months ended January 31, 2000 Arbor incurred capital expenditures of approximately $10,000.

         Net cash provided by financing activities was approximately $44,000 in fiscal 1999 compared to net cash used by financing activities of approximately $12,000 in fiscal 2000, or a net decrease of $56,000. This decrease was primarily attributable to loans made by Arbor to related parties.

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

Dated: March 20, 2000