Form 10KSB
period 2000-04-30
ARBOR ENTECH CORP
filed 2000-07-31
CIK 710782

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2000

             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from .......... to ...........
                        Commission file number 000 30432

                            ARBOR ENTECH CORPORATION
                -------------------------------------------------
                 (Name of Small Business Issuer in its charter)


                Delaware                                    22-2335094
----------------------------------------        --------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      Incorporation or organization)                      Identification No.)

 ROUTE 349, RD 1, BOX 1076, LITTLE MARSH, PENNSYLVANIA         16931
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (570) 376-2217
                          ---------------------------------------------


Securities registered under Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
            registered

              None                              NASD OTC Bulletin Board
              ----                    ------------------------------------------


Securities registered under Section 12(g) of the Act:

                                 Common
__________________________________________________________________________
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/
No / /

      Check if there is no disclosure of delinquent filers in response to item 405 of Regulation SB not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

      State issuer's revenues for its most recent fiscal year $1,184,071
                                                              ----------

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $365,001.25
                                              -----------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

      Yes ........      No ........

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 7,050,540

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

      Transitional Small Business Disclosure Format (check one):

      Yes ....... No ...X....


                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

      Arbor EnTech Corporation ("Arbor") is a Delaware corporation which was organized in 1980 under the name Arbor Energy Corporation. Our name change was effected in 1984.

      Arbor engages in the production and wholesale distribution of wood products for home use, principally fireplace wood and garden stakes. The fireplace wood, which is sold under the name "Arborlogs(R)", is shrink wrapped in bundles of approximately 6 pieces each. Tomato stakes are delivered in bulk to be sold individually.

      Arbor's products are packaged in and distributed from Arbor's facility in Little Marsh, Pennsylvania, and then delivered by various independent trucking concerns to customer locations in the northeastern United States. Uncut logs and cut firewood are purchased from various loggers and cut and split, if necessary, and packaged and palletized. Garden stakes are purchased precut and are banded with a UPC code for customer delivery.

      In addition to its wood products business, Arbor traded securities for its own account from August 1994 to September 1999. This activity has been totally discontinued by Arbor, which has determined to concentrate on its wood business.

CUSTOMERS

      Substantially all of Arbor's products are sold to Home Depot Inc. for resale at its retail outlets. Arbor has no written agreement with Home Depot with respect to these sales. Arbor believes it has a good relationship with Home Depot, but were sales to Home Depot to diminish or cease for any reason, Arbor's business would not be viable unless it developed relationships with Home Depot's competitors in this area, such as lawn and garden shops, hardware stores and supermarkets.

SUPPLIERS

      Arbor obtains logs, cut firewood and garden stakes from many independent loggers. Arbor believes that if it could no longer obtain its raw logs and firewood from loggers it currently utilizes, there are many alternate sources of supply, including commencing logging operations on its own forest land.

COMPETITION

      Arbor competes with many other wood product companies. Some of the major competitors are Ultraflame and Ossipee. Arbor also competes with numerous small suppliers, local tree companies and others who sell wood by the cord. Arbor competes on the basis of price, consistency of product quality and prompt delivery. Arbor also competes with paper firelog companies and with suppliers of metal plant cages and stakes. Arbor has no information on its competitive position within the industry because of the lack of public availability of relevant information.

INTELLECTUAL PROPERTY

            The trademark "Arborlogs(R)" has been registered with the U.S. Trademark and Copyright Office. This trademark expires on March 13, 2004, but Arbor expects to renew the trademark for an additional 10 year term. While there can be no guarantee that some entity will not attempt to utilize the same name, we believe we have taken adequate steps to protect this trademark.

GOVERNMENTAL REGULATION

      There are no government regulations which materially impact our packaging and distribution operations, except for regulations promulgated by OSHA (the U.S. Occupational Safety and Health Agency), pursuant to which we are required to maintain a safe warehouse environment for our workers, and by state departments of weights and measures with respect to the labeling of our products.

PERSONNEL

      Arbor is a seasonal employer. The number of employees ranges from a high of approximately 17 from September to January to 4 in the remaining months. One is an officer, who is full-time, one is a full-time foreman and from 2 to 15 full- time employees are in the wood preparation and packaging area. Sales and marketing is undertaken by Arbor's Executive Vice President; a foreman oversees production at the Pennsylvania facility. Arbor's president and treasurer serve in a part-time capacity and do not devote a substantial amount of time to the affairs of Arbor. There are no employment contracts with any employee and no employee is unionized.

HOW TO CONTACT ARBOR

      Arbor's principal executive offices are located on Route 349, RD 1, P.O. Box 1076, Little Marsh, Pennsylvania, and its telephone number is (570) 376-2217.

      Arbor is required to file quarterly and annual reports with the Securities and Exchange Commission and to send an annual report to its shareholders. In the event Arbor's obligation to file these reports is suspended under the Securities Exchange Act of 1934, it is Arbor's current intention to continue to file such reports; however, this determination may be modified. The public may read and copy this Form 10-KSB and any other materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.


ITEM 2.     DESCRIPTION OF PROPERTY

      Arbor owns a lumber mill facility located on 102 acres of property in Little Marsh, Pennsylvania. The mill consists of an enclosed structure of 17,000 square feet, with a 7,000 square foot outdoor overhang for airing of inventory. Approximately 12 acres of the property is devoted to the company's work area and the remaining 90 acres are forest land. The real property is mortgaged to Mark Shefts, Secretary/Treasurer and a director of Arbor, to secure a credit line Mr. Shefts extended to Arbor in the amount of $100,000.

ITEM 3.     LEGAL PROCEEDINGS

      Arbor is not currently involved in any outstanding legal proceedings nor was it in the fiscal year ended April 30, 2000. In the ordinary course of business Arbor may become involved in proceedings involving workers' compensation, trucking issues and disputes involving orders, none of which is expected to have a material adverse effect on its business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.


                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Arbor's stock is traded on the NASD OTC Bulletin Board.

      Arbor's Common Stock is currently considered to be "penny stock" and as such is subject to a variety of requirements under the Securities Exchange Act of 1934, as amended. Penny stocks are low-priced shares of small companies not traded on an exchange or quoted on Nasdaq. Prices often are not available. Investors in penny stocks often are unable to sell stock back to the broker/dealer that sold them the stock. Thus, investment in a penny stock can be very risky. Prior to effecting a transaction in penny stock, a brokerage firm must deliver a standardized risk disclosure statement to the customer which describes the risks involved, the duties of the broker/dealer to the customer and the rights and remedies available, the nature of bid and ask prices in the penny stock market and a toll-free telephone number to provide information on disciplinary histories. Further, the broker/dealer must disclose the bid and ask prices, the number of shares to which the prices apply, and the amount and description of any compensation received by the broker/dealer. Prior to the transaction the broker/dealer must approve the person's account for transactions involving penny stocks by obtaining from the person information concerning the person's financial situation, investment experience and investment objectives and reasonably determine, based on such information, that transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. Finally, the broker/dealer must receive from the customer a signed and dated written acknowledgment of receipt of the disclosure document disclosing the basis on which the broker/dealer made the suitability determination, and on which the person agrees in writing to the specific transaction. Each customer must also receive a monthly statement indicating the market value of the penny stocks owned by the customer. These requirements, while offering a great deal of customer protection, negatively affect liquidity in the penny stock market by making the process both more selective and more time consuming.

      No dividends were declared on our stock in the last two fiscal years.

      There were no sales of securities by Arbor during the past three years.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

            The following discussion should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements.

            GENERAL

            We are a wood products company which has been in business since 1980. Our business has increased over the years. We are almost wholly dependent on sales to Home Depot. Arbor also has traded securities for its own account. This activity has been totally discontinued by Arbor, which has determined to concentrate on its wood business.

            RESULTS OF OPERATIONS

            FISCAL YEAR ENDED APRIL 30, 2000 COMPARED TO THE FISCAL YEAR ENDED APRIL 30, 1999.

            Net sales for the fiscal year ended April 30, 2000 were approximately $1,184,000, an increase of 13% as compared to net sales of approximately $1,048,000 for the fiscal year ended April 30, 1999. Net sales increased due to additional sales to Home Depot. Net losses from trading securities were approximately $122,000 for the fiscal year ended April 30, 2000, a decrease of 148% as compared to net gain from trading securities of approximately $255,000 for the fiscal year ended April 30, 1999. Net gains decreased due to less profitable results from its securities trading activities. Arbor has discontinued its trading activities and does not intend to resume them.

            Cost of sales were approximately $581,000 for fiscal 2000, an increase of approximately $63,000 or 12% over fiscal 1999 cost of sales of approximately $518,000. This increase is primarily attributable to Arbor's growth in sales.

            Selling, general and administrative expenses were approximately $586,000 for fiscal 2000, a decrease of approximately $169,000 or 22% under fiscal 1999 selling, general and administrative expenses of approximately $755,000. This decrease was due primarily to a decrease in traders' compensation in the amount of $155,000, a decrease in compensation paid to two officers in the amount of $50,000, and an overall increase in other general expenses of $36,000. These changes were incurred in connection with Arbor's growth in sales and reduction of income from trading securities.

            Interest income for fiscal 2000 was approximately $7,200, an increase of approximately $6,700, or 1340% over fiscal 1999 interest income of approximately $500.

            The income tax provision decreased from approximately $49,000 for the fiscal year ended April 30, 1999 to approximately $30,000 for the fiscal year ended April 30, 2000. This decrease of 39% was primarily attributable to a reduction of taxable income during fiscal 2000.

            Arbor's net loss increased from approximately $34,000 for the fiscal year ended April 30, 1999 to approximately $133,000 for the fiscal year ended April 30, 2000. This was an increase of approximately $99,000, or 291%.

            FISCAL YEAR ENDED APRIL 30, 1999 COMPARED TO THE FISCAL YEAR ENDED APRIL 30, 1998.

            Net sales for the fiscal year ended April 30, 1999 were approximately $1,048,000, an increase of 42% as compared to net sales of approximately $737,000 for the fiscal year ended April 30, 1998. Net sales increased due to additional sales to Home Depot. Net gains from trading securities were approximately $255,000 for the fiscal year ended April 30, 1999, an increase of 190% as compared to net gains from trading securities of approximately $88,000 for the fiscal year ended April 30, 1998. Net gains increased due to more profitable results from its securities trading activities.

            Cost of sales were approximately $518,000 for fiscal 1999, an increase of approximately $163,000, or 46% over fiscal 1998 cost of sales of approximately $355,000. This increase is primarily attributable to Arbor's growth in sales.

            Selling, general and administrative expenses were approximately $755,000 for fiscal 1999, an increase of approximately $317,000, or 72% over fiscal 1998 selling general and administrative expenses of approximately $438,000. This increase was due to an increase in compensation paid to two officers in the amount of $200,000, an increase in traders' compensation in the amount of $155,000 and other general expenses of $7,000, offset by a reduction in Pennsylvania corporation tax of $45,000 pursuant to a prior year's audit adjustment. These changes were incurred in connection with Arbor's growth in sales and trading income.

            Interest income for fiscal 1999 was approximately $500, a decrease of approximately $1,300, or 72% over fiscal 1998 interest income of approximately $1,800.

            The income tax provision increased from approximately $18,000 for the fiscal year ended April 30, 1998 to approximately $49,000 for the fiscal year ended April 30, 1999. This increase of 172% was primarily attributable to greater taxable income and a lesser amount of net operating loss utilization compared to fiscal 1998.

            Arbor's net loss increased from approximately $19,000 for the fiscal year ended April 30, 1998 to approximately $34,000 for the fiscal year ended April 30, 1999. This was an increase of approximately $15,000, or 79%.

            LIQUIDITY AND CAPITAL RESOURCES

            In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products and gains from its trading activities. At April 30, 2000 we had working capital of approximately $520,000.

            As at April 30, 2000, we had cash and cash equivalents of approximately $496,000, which represented 78% of total assets. Arbor believes it has adequate working capital and will generate net revenues adequate to fund its operations for at least the next 12 months.

            Net cash provided by operating activities decreased by approximately $528,000 from fiscal 1999 to fiscal 2000. This decrease was partially due to the change in the purchase and sale of trading securities from fiscal 1999 to fiscal 2000. During fiscal 2000, Arbor had net purchases over sales proceeds of approximately $120,000, compared to net sales proceeds over purchases in fiscal 1999 of approximately $250,000, a difference of approximately $370,000. During fiscal 2000, Arbor had a net reduction of accounts payable and accrued expenses of approximately $247,000, compared to a net increase in fiscal 1999 of approximately $218,000, a difference of approximately $465,000. This net reduction was primarily due to the increase of cash flow available.

            Net cash provided by financing activities was approximately $570,000 in fiscal 1999, compared to net cash used by financing activities of approximately $12,000 in fiscal 2000, or a net decrease of $582,000. This decrease was primarily attributable to additional net loans to related parties of approximately $348,000 and net repayments of loans from related parties of approximately $201,000.

ITEM 7.     FINANCIAL STATEMENTS


                            ARBOR ENTECH CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE

Report of Independent Accountants

Balance Sheet, April 30, 2000

Statement of Operations, Years Ended April 30, 2000 and
  April 30, 1999

Statement of Stockholders' Equity, Years Ended April 30, 2000
  and April 30, 1999

Statement of Cash Flows, Years Ended April 30, 2000 and
  April 30, 1999

Notes to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
Arbor Entech Corporation

We have audited the accompanying balance sheet of Arbor Entech Corporation as of April 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted out audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor Entech Corporation as of April 30, 2000, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2000 in conformity with generally accepted accounting principles.




                                              WOLINETZ, LAFAZAN & COMPANY, P.C.



Rockville Centre, New York
June 21, 2000

                            ARBOR ENTECH CORPORATION
                                  BALANCE SHEET
                                 APRIL 30, 2000



                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                         $   496,074
  Accounts Receivable                                                    34,521
  Inventories                                                            63,358
                                                                    -----------
      Total Current Assets                                              593,953

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $56,987)                                               43,531
                                                                    -----------
                                                                    $   637,484
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities                          $    74,074
                                                                    -----------
      Total Current Liabilities                                          74,074
                                                                    -----------
Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                      7,050
  Additional Paid-In Capital                                          2,030,756
  Retained Earnings (Deficit)                                          (346,380)
  Notes Receivable - Related Parties                                 (1,128,016)
                                                                    -----------

      Total Stockholders' Equity                                        563,410
                                                                    -----------
                                                                    $   637,484
                                                                    ===========





The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF OPERATIONS


                                                                    Years Ended
                                                                     April 30,
                                                            ----------------------------
                                                               2000             1999
                                                            -----------      -----------
Net Sales                                                   $ 1,184,071      $ 1,048,397
                                                            -----------      -----------

Costs and Expenses:
  Cost of Sales                                                 580,836          518,425
  Selling, General and Administrative Expenses                  585,745          754,583
                                                            -----------      -----------
                                                              1,166,581        1,273,008
                                                            -----------      -----------

        Operating Income (Loss)                                  17,490         (224,611)
                                                            -----------      -----------

Other Income - Net:
  Net Gain (Loss) on Trading Securities                        (121,880)         255,095
  Interest Income                                                 7,205              534
  Other                                                           1,915            3,153
  Interest Expense                                               (7,659)         (18,981)
                                                            -----------      -----------
                                                               (120,419)         239,801
                                                            -----------      -----------

        Income (Loss) Before Provision for Income Taxes        (102,929)          15,190

Provision for Income Taxes                                       30,095           49,000
                                                            -----------      -----------

        Net Loss                                            $  (133,024)     $   (33,810)
                                                            ===========      ===========

Earnings Per Common Share - Basic                           $      (.02)     $      (.00)
                                                            ===========      ===========

Weighted Average Shares Outstanding                           7,050,540        7,050,540
                                                            ===========      ===========












The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                  NOTES
                                      COMMON STOCK            ADDITIONAL        RETAINED        RECEIVABLE -
                               ---------------------------      PAID-IN         EARNINGS         RELATED
                                  SHARES         AMOUNT         CAPITAL        (DEFICIT)         PARTIES             TOTAL
                               -----------     -----------     -----------     -----------      -----------      -----------
Balance - April 30, 1998       7,050,540     $     7,050     $ 1,792,199     $  (179,546)     $(1,648,161)     $   (28,458)

Capital Contributed                   --              --         122,017              --               --          122,017

Repayments of Loans to
  Related Parties - Net               --              --              --              --          433,798          433,798

Net Loss                              --              --              --         (33,810)              --          (33,810)
                             -----------     -----------     -----------     -----------      -----------      -----------

Balance - April 30, 1999       7,050,540           7,050       1,914,216        (213,356)      (1,214,363)         493,547

Capital Contributed                   --              --         116,540              --               --          116,540

Repayments of Loans to
  Related Parties - Net               --              --              --              --           86,347           86,347

Net Loss                              --              --              --        (133,024)              --         (133,024)
                             -----------     -----------     -----------     -----------      -----------      -----------

Balance - April 30, 2000       7,050,540     $     7,050     $ 2,030,756     $  (346,380)     $(1,128,016)     $   563,410
                             ===========     ===========     ===========     ===========      ===========      ===========
















The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF CASH FLOWS

                                                                  YEARS ENDED
                                                                   APRIL 30,
                                                        --------------------------------
                                                              2000                1999
                                                        -------------      -------------
Cash Flows from Operating Activities:
  Net Loss                                              $    (133,024)     $     (33,810)
                                                        -------------      -------------
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by (Used) in Operating Activities:
  Depreciation                                                  9,048              7,338
  (Gain) Loss on Sale of Trading Securities                   121,880           (255,095)
  Changes in Operating Assets and Liabilities:
    (Increase) in Accounts Receivable                          (7,730)            (4,873)
    (Increase) Decrease in Inventories                          6,820            (24,713)
    Purchases of Trading Securities                      (204,859,253)      (214,682,789)
    Proceeds from Sale of Trading Securities              204,737,373        214,937,884
    (Increase) Decrease in Other Current Assets                 2,927             (2,927)
    Increase (Decrease) in Accounts Payable and
      Accrued Liabilities                                    (246,726)           218,387
                                                        -------------      -------------

         Total Adjustments                                   (235,661)           193,212
                                                        -------------      -------------

Net Cash Provided by (Used) in Operating Activities          (368,685)           159,402
                                                        -------------      -------------

Cash Flows from Investing Activities:
  Capital Expenditures                                        (10,273)            (4,300)
                                                        -------------      -------------

Net Cash (Used) in Investing Activities                       (10,273)            (4,300)
                                                        -------------      -------------

Cash Flows from Financing Activities:
  Loans to Related Parties                                   (586,836)          (286,978)
  Proceeds of Loans to Related Parties                        673,183            720,776
  Capital Contributed                                         116,540            122,017
  Loans from Related Party                                   (222,321)            (1,615)
  Proceeds of Loans from Related Party                          7,228             16,052
                                                        -------------      -------------

Net Cash Provided by (Used) In Financing Activities           (12,206)           570,252
                                                        -------------      -------------

Increase (Decrease) in Cash and Cash Equivalents             (391,164)           725,354

Cash and Cash Equivalents - Beginning of Period               887,238            161,884
                                                        -------------      -------------

Cash and Cash Equivalents - End of Period               $     496,074      $     887,238
                                                        =============      =============

Supplemental Cash Flow Information:
  Cash Paid for Interest                                $       --         $      18,981
                                                        =============      =============

  Cash Paid for Income Taxes                            $      27,855      $      17,200
                                                        =============      =============



The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000


NOTE 1 -    NATURE OF BUSINESS

            Arbor Entech Corporation (the "Company") is a Delaware corporation that engages in the production and wholesale distribution of wood products for home use, principally fireplace wood and garden stakes.


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents.

            INVENTORIES

            Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

            PROPERTY AND EQUIPMENT

            Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred where are major betterments and renewals are capitalized.

            MARKETABLE SECURITIES

            The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

            Management determines the appropriate classification of all securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company classifies all of its debt and marketable equity securities as trading securities. The Company's trading securities are classified as current assets and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are included in earnings.

            USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            REVENUE RECOGNITION

            Sales are recorded as products are shipped.

            INCOME TAXES

            The Company utilizes the liability method of accounting for income taxes. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect at the balance sheet date. The resulting asset or liability is adjusted to reflect enacted changes in tax law. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not.

            EARNINGS PER COMMON SHARE

            In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which replaced APB No. 15 to conform earning per share with international standards as well as to simplify the complexity of the computation under APB No.
15. The previous primary earnings per share ("EPS") calculation is replaced with a basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of dilutive impact to basic EPS.

            FAIR VALUE OF FINANCIAL INSTRUMENTS

            The fair value of the Company's financial instruments, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate their carrying amounts reported because of their short-term nature.

            CONCENTRATION OF CREDIT RISK

            The Company's financial instruments that are exposed to concentration of credit risk consist of cash and cash equivalents. At times, such amounts are in excess of the FDIC and SIPC insurance limits.

            The Company's customer base is comprised primarily of one major national retailer. The Company routinely assesses the financial strength of its customers and records an allowance for doubtful accounts when it determines that collection of a particular amount is unlikely.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000


NOTE 3 -    INVENTORIES

            Inventories consist of the following:
              Raw Materials                                 $     20,144
              Finished Goods                                      43,214
                                                            ------------

                                                            $     63,358
                                                            ============


NOTE 4 -    PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consists of the following:


                                                                                        Estimated
                                                                                        Useful Life
                                                                                        -----------
            Land                                                   $       3,000        --
            Building and Improvements                                     61,114     15-31 Years
            Machinery and Equipment                                        4,300         5 Years
            Computers                                                     10,273         3 Years
            Automotive Equipment                                          21,831         5 Years
                                                                   -------------
                                                                         100,518
            Less:   Accumulated Depreciation                              56,987
                                                                   -------------
                                                                   $      43,531
                                                                   =============


            The land and building are collateralized by a mortgage held by the Company's Secretary/Treasurer (see Note 7).


NOTE 5 -    NOTES RECEIVABLE - RELATED PARTIES

            Notes receivable from related parties consists of amounts due from affiliated companies. These loans originally had no specific repayment terms and are classified as a deduction from stockholders' equity. Although the loans bear interest such interest is not recorded as income for financial statement purposes but as additional contributed capital. In November 1999 the remaining two loans were memorialized into 10 year promissory notes bearing interest at 10% per annum.

            The notes consist of the following:
                  Receivable from:
                        Rushmore Financial Services, Inc. (a)      $  871,138
                        Double H Management Corp. (b)                 216,747
                                                                   ----------
                                                                    1,087,885
                        Accrued Interest                               40,131
                                                                   ----------
                                                                   $1,128,016
                                                                   ==========

                  (a)   A corporation wholly owned by Mr. Shefts
                          and Mr. Houtkin.
                  (b)   A wholly owned subsidiary of Rushmore
                          Financial Services, Inc.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000


NOTE 6 -    INCOME TAXES

            Income tax provision consisted of the following:

                                                          Years Ended
                                                           April 30,
                                                --------------------------------
                                                    2000                 1999
                                                -----------          -----------

                      Current
                        Federal                    $24,584               $29,000
                        State                        5,511                20,000
                                                   -------               -------
                                                    30,095                49,000
                                                   -------               -------
                      Deferred
                        Federal                       --                    --
                        State                         --                    --
                                                   -------               -------
                                                      --                    --
                                                   -------               -------
                                                   $30,095               $49,000
                                                   =======               =======

               The following is a reconciliation of the US statutory income tax rate and the effective tax rate on pretax income:

                                                              Years Ended
                                                               April 30,
                                                      --------------------------
                                                          2000           1999
                                                      ------------   -----------

                      US federal statutory rate           34%              34%
                      State taxes, net of federal tax
                        benefit                           3.3              9.6
                      Benefit of net operating loss
                        carryforward                       --            (17.1)
                      Other, net                        (10.3)             9.2
                                                         ----             ----

                      Effective tax rate                 27.0%            35.7%
                                                         ====             ====

            The Company had deferred tax assets of approximately $41,000 at April 30, 2000, resulting primarily from capital loss loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the capital loss loss carryforwards.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000


NOTE 7 -    COMMITMENTS AND CONTINGENCIES

            LEGAL

            The Company may be subject to legal proceedings and claims which may arise in the ordinary course of its business. Currently, the Company is not a party to any known legal proceedings.

            LINE OF CREDIT

            The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at April 30, 2000 on this credit facility.


NOTE 8 -    MAJOR CUSTOMERS

            Net sales to a major national retailer in 2000 and 1999 accounted for approximately 100% and 98% of net sales, respectively.

            As of April 30, 2000, 100% of accounts receivable are amounts due from a major national retailer.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Arbor has neither changed nor disagreed with its accountants in the past two fiscal years.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Executive Officers and Directors      Age             Positions
--------------------------------      ---             ---------

Harvey Houtkin                        51      Chairman of the Board, Chief
                                              Executive Officer, President

Wanda Shefts                          42      Executive Vice President, Director

Mark Shefts                           42      Secretary/Treasurer, Director

Sherry Houtkin                        49      Director

      HARVEY I. HOUTKIN founded Arbor EnTech Corporation in October 1980 and has been our Chairman of the Board, Chief Executive Officer and President since inception. From April 1993 through the present Mr. Houtkin has been Chairman of the Board, Chief Executive Officer and Secretary of All-Tech Investment Group, Inc. ("All-Tech"), an NASD registered securities broker/dealer specializing in direct access electronic trading. From September 1996 to January 1997 he also served as president of All-Tech but not as Secretary.
Mr. Houtkin held a seat on the New York Stock Exchange from 1984 to 1988 and co-owns a Domestic Securities, Inc., broker/dealer which operated a floor brokerage business on that Exchange during the time the seat was owned. Mr. Houtkin graduated from Baruch College of the City University of New York in
1970 with a Bachelor of Science Degree and in 1973 with a Masters Degree in Business Administration. He is the author of THE SOES BANDITS' GUIDE-DAY
TRADING IN THE 21ST CENTURY and SECRETS OF THE SOES BANDIT.

      WANDA SHEFTS was the Vice President and a director of Arbor from 1982 through April 1987 and from February 1993 through the present. She has an Associates Degree from Kingsborough Community College.

      MARK D. SHEFTS was the Secretary/Treasurer and a director of Arbor from 1982 through April 1987 and from February 1993 through the present. He has been a principal of All-Tech since early 1988 and has been its President, Chief Operating Officer, Chief Financial Officer, Treasurer and a Director since such time. From September 1996 to January 1997 he was the Secretary of All-Tech and during such period he did not hold the office of President. He is a member of the Chicago Stock Exchange and co-owns Domestic Securities, Inc., a broker/dealer which operated a floor brokerage business on the New York Stock Exchange from 1984 to 1988. Mr. Shefts is licensed as a Commodity Pool Operator and a Commodity Trading Advisor by the National Futures Association. He is also a Certified Financial Services Auditor of the National Association of Financial Services Auditors, a Certified Fraud Examiner of the Association of Certified Fraud Examiners, and an arbitrator for the American Arbitration Association and NASD Regulation, Inc. Mr. Shefts graduated in 1979 from Brooklyn College of the City of New York with a Bachelor of Science Degree in Accounting.

      Sherry Houtkin has been a director of Arbor since February 1994. She has studied at Rockland Community College and Ramapo College.

      Mark Shefts and Wanda Shefts are husband and wife. Harvey Houtkin and Wanda Shefts are brother and sister. Harvey Houtkin and Sherry Houtkin are husband and wife.

      Mark Shefts and Harvey Houtkin, officers, directors and principal shareholders of Arbor, did not timely file a Form 3 setting forth their ownership of shares of Arbor. They neither bought nor sold shares of Arbor during the most recent fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION

                                            Summary Compensation Table


Name and Principal Position         Year    Salary            Bonus             Other Annual Compensation
---------------------------         ----    ------            -----             -------------------------

Harvey Houtkin: CEO, Pres.,         2000      --           $ 75,000                       --
  Dir.
                                    1999      --            100,000                       --

                                    1998      --            100,000                       --

Wanda Shefts; Vice Pres., Dir       2000    $97,785        $ 37,000                       --

                                    1999     79,500          31,000                     24,000

                                    1998     72,250          25,000                     24,000

Mark Shefts; Secy/Treas, Dir        2000       --          $ 75,000                       --

                                    1999       --           100,000                       --

                                    1998       --              --                         --

EMPLOYMENT AGREEMENTS

      Arbor has no employment agreements with any of its employees, including Wanda Shefts, its Executive Vice President.

STOCK OPTION PLANS

      Arbor has no stock option or bonus plans for its employees.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS

      As authorized by the Delaware General Corporation Law, Arbor's By-Laws provide that Arbor will indemnify any person who was or is a party or is threatened to be made a party to any action or proceeding by reason of such person's being an officer, director, employee or agent of Arbor if that person acted in good faith in a manner that person reasonably believed to be in or not opposed to the best interest of Arbor. Section 145 of the Delaware General Corporation Law permits indemnification of any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person was an officer, director, employee or agent of the corporation if the person acted in good faith and in a manner the person reasonably believe to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that the person's conduct was not unlawful.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act"), may be permitted to Arbor's directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information known to Arbor, as of the date of this registration statement, relating to the beneficial ownership of shares of common stock of Arbor: by each person who is known by Arbor to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director or person who has agreed to become a director; and all executive officers and directors as a group.

      Unless otherwise indicated, the address of each beneficial owner in the table set forth below is 160 Summit Avenue, Montvale, New Jersey 07645.

      A person is deemed to be the beneficial owner of securities that can be acquired by him or her within 60 days from the date of this registration statement upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him or her, but not those held by any other person, and which are exercisable within 60 days of the date of this registration statement have been exercised and converted.


   NAME AND ADDRESS OF               NUMBER OF SHARES       PERCENTAGE OF SHARES
    BENEFICIAL OWNER                BENEFICIALLY OWNED       BENEFICIALLY OWNED
-------------------------           ------------------       -------------------

Harvey Houtkin((1)(2)(3)              3,554,850                    50.4%
Wanda Shefts(1)(2)                      159,100                     2.3%
Mark Shefts(1)(2)(3)                  3,554,850                    50.4%
All directors and executive
officers as a group (3 persons)       6,949,850                    98.6%



(1)    The address of such person is 160 Summit Avenue, Montvale, NJ 07645.

(2) Such person may be deemed to be the owner 159,100 of such shares by virtue of his/her being a control person of Solar Products, Sun-Tank, Inc. ("Solar"). In the case of these 159,100 shares, the beneficial owner has shared voting and investment power. With respect to all other shares other than the shares discussed in footnote 3 below, owned by The Manchester Group, Inc., the record owner has sole investment and voting power over the shares.

(3) Such person may be deemed to be the owner of 750 of such shares by virtue of his being a control person of The Manchester Group, Inc. In the case of these 750 shares, the beneficial owner has shared voting and investment power. With respect to all other shares other than the shares discussed in footnote 2 above owned by Solar, the record owner has sole investment and voting power over the shares.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the fiscal year ended April 30, 2000, Arbor acted as lender under a series of revolving loans bearing interest at 8% a year to two affiliated companies and to Messrs. Houtkin and Shefts, officers, directors and shareholders of Arbor. The loans had no specific repayment terms and have been classified as long-term in nature. The loans were made by oral agreements upon request of these related parties. The loans to Messrs. Houtkin and Shefts were paid off on November 18, 1999; $130,000 of the loans to one of the affiliated companies, Double H Management Corp. ("Double H"), and $26,000 of the loans to the other affiliated company, Rushmore Financial Services, Inc. ("Rushmore"), was paid on such date. Double H is wholly owned by Rushmore. The principal amount of the loan to Double H after the payment on November 18, 1999, was $216,747, and the principal amount of the loan to Rushmore was $871,138. Rushmore is owned 50% by Harvey Houtkin and 50% by Mark Shefts, officers, directors and principal shareholders of Arbor.

      At the end of the fiscal year ended April 30, 1999, Arbor owed Solar Products, Sun-Tank Inc. ("Solar") $215,083, pursuant to an oral revolving loan bearing interest at 8% per annum. On September 28, 1999, Arbor repaid Solar $215,083.
                                       22

      On September 30, 1999, Arbor loaned Solar $125, 597 pursuant to an oral loan bearing interest at 8% per annum. This loan was repaid in full on November 18, 1999, by Solar. Harvey Houtkin and Mark Shefts are officers, directors and principal shareholders of Solar as well as Arbor.

      As of April 30, 2000, the amounts owed to Arbor were as follows:

      Rushmore Financial Services, Inc. (1)           $871,138
      Double H Management Corp. (2)                    216,747
                                                    ----------
         Total                                      $1,087,885
                                                    ==========
      Accrued Interest                                  40,131
                                                    ----------
         Total                                       1,128,016
                                                    ==========


       (1) Such corporation is owned 50% by Mr. Houtkin and 50% by Mr. Shefts
       (2) Such corporation is wholly owned by Rushmore Financial Services, Inc.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibit 3(i)   Articles of Incorporation     Incorporated by reference to
                                                         Exhibit 1 of Arbor's Form 10SB

                   3(ii)   By-Laws                       Incorporated by reference to
                                                         Exhibit 1 of Arbor's Form 10SB

            Exhibit 27     Financial Data Schedule


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR ENTECH CORPORATION

Date:       July 31, 2000
By:         /s/ Harvey Houtkin
            Harvey Houtkin, Chairman of the Board, Chief Executive Officer,
            President


     Supplemental information to be Furnished with Reports Filed Pursuant to
           Section 15(d) of the Exchange Act by Non-reporting Issuers

No annual report or proxy material has or will be sent to security holders of Arbor.
                                       23