Form 10KSB/A
period 2000-04-30
ARBOR ENTECH CORP
filed 2000-09-14
CIK 710782

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSBA
                               (Amendment No. 1)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from .......... to ...........
                        Commission file number 000 30432

                            ARBOR ENTECH CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)



          DELAWARE                                             22-2335094
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)


     ROUTE 349, RD 1, BOX 1076, LITTLE MARSH, PENNSYLVANIA             16931
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

                                     COMMON
                   -------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to item 405 of Regulation SB not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $1,184,071

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

         Transitional Small Business Disclosure Format (check one):

         Yes .......       No ...X....


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information known to Arbor, as of the date of this annual report, relating to the beneficial ownership of shares of common stock of Arbor: by each person who is known by Arbor to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director or person who has agreed to become a director; and all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is 160 Summit Avenue, Montvale, New Jersey 07645.

         A person is deemed to be the beneficial owner of securities that can be acquired by him or her within 60 days from the date of this annual report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him or her, but not those held by any other person, and which are exercisable within 60 days of the date of this annual report have been exercised and converted.


NAME AND ADDRESS OF                          NUMBER OF SHARES       PERCENTAGE OF SHARES
BENEFICIAL OWNER                            BENEFICIALLY OWNED       BENEFICIALLY OWNED
-------------------                         ------------------      --------------------
Harvey Houtkin((1)(2)(3)                        3,554,850                 50.4%
Wanda Shefts(1)(2)(4)                           3,554,850                 50.4%
Mark Shefts(1)(2)(3)                            3,554,850                 50.4%
Sherry Houtkin(1)(2)(4)                         3,554,850                 50.4%
All directors and executive                     6,949,850                 98.6%
officers as a group (4 persons)


----------
(1)  The address of such person is 160 Summit Avenue, Montvale, NJ 07645.

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

(4) Such person may be deemed to be the owner of 3,395,750 of such shares which are beneficially owned by her spouse. Such person denies such beneficial ownership.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to its annual rpeort to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ARBOR ENTECH CORPORATION

Date: September 14, 2000                By: /s/ HARVEY HOUTKIN
                                           ---------------------------------
                                            Harvey Houtkin
                                            Chairman of the Board, Chief
                                            Executive Officer, President