Form 10QSB
period 2000-07-31
ARBOR ENTECH CORP
filed 2000-09-14
CIK 710782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT 0F 1934
                       For the period ended: July 31, 2000
or
          / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                         Commission File Number 0-30432

                            ARBOR ENTECH CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       22-2335094
        --------                                       ----------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

   Route 349, RD 1, Box 1076, Little Marsh, PA         16931
   -------------------------------------------         -----
   (Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number, including Area Code:    (570) 376-2217
                                                       --------------

         -------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 /X/   Yes            No / /

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                               Outstanding at July 31, 2000
                -----                               ----------------------------
   Common Stock, par value $.001 per share                    7,050,540

Transitional Small Business Format (check one):    Yes / /    No /X/

                            ARBOR ENTECH CORPORATION
                                  BALANCE SHEET
                                  JULY 31, 2000
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                    $   388,216
  Accounts Receivable                                               31,287
  Inventories                                                       97,152
  Other Current Assets                                               8,800
                                                               -----------
         Total Current Assets                                      525,455

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $59,842)                                          58,625
                                                               -----------
                                                               $   584,080
                                                               ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities                     $    66,758
                                                               -----------
         Total Current Liabilities                                  66,758
                                                               -----------
Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                 7,050
  Additional Paid-In Capital                                     2,053,316
  Retained Earnings (Deficit)                                     (392,467)
  Notes Receivable - Related Parties                            (1,150,577)
                                                               -----------
         Total Stockholders' Equity                                517,322
                                                               -----------
                                                               $   584,080
                                                               ===========


    The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                           Quarter Ended
                                                              July 31,
                                                   ----------------------------
                                                       2000            1999
                                                   -----------      -----------
Net Sales                                          $    92,654      $   153,591
                                                   -----------      -----------
Costs and Expenses:
  Cost of Sales                                         46,816           75,259
  Selling, General and Administrative Expenses          94,814           62,574
                                                   -----------      -----------
                                                       141,630          137,833
                                                   -----------      -----------

Operating Income (Loss)                                (48,976)          15,758
                                                   -----------      -----------

Other Income (Expense):
  Net Loss on Trading Securities                          --           (111,183)
  Interest Income                                        2,889            3,360
  Other                                                   --               --
  Interest Expense                                        --             (4,712)
                                                   -----------      -----------
         Total Other Income (Expense)                    2,889         (112,535)
                                                   -----------      -----------

Net Loss                                           $   (46,087)     $   (96,777)
                                                   ===========      ===========

Earnings Per Common Share - Basic                  $      (.01)     $      (.01)
                                                   ===========      ===========

Weighted Average Shares Outstanding                  7,050,540        7,050,540
                                                   ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                        Quarter Ended
                                                                           July 31
                                                               --------------------------------
                                                                    2000              1999
                                                               -------------      -------------
Cash Flows from Operating Activities:
  Net Loss                                                     $     (46,087)     $     (96,777)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) in Operating Activities:
  Depreciation                                                         2,855              1,900
  Loss on Sale of Trading Securities                                    --              111,183
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable                         3,234            (27,528)
    (Increase) in Inventories                                        (33,794)           (52,695)
    Purchases of Trading Securities                                     --         (163,764,119)
    Proceeds from Sale of Trading Securities                            --          163,652,936
    (Increase) Decrease in Other Current Assets                       (8,800)               502
    (Decrease) in Accounts Payable and Accrued Liabilities            (7,316)           (38,113)
                                                               -------------      -------------

         Total Adjustments                                           (43,821)          (115,934)
                                                               -------------      -------------

Net Cash (Used) in Operating Activities                              (89,908)          (212,711)
                                                               -------------      -------------
Cash Flows from Investing Activities:
  Capital Expenditures                                               (17,950)             --
                                                               -------------      -------------
Net Cash (Used) in Investing Activities                              (17,950)             --
                                                               -------------      -------------

Cash Flows from Financing Activities:
  Loans to Related Parties                                           (22,560)          (384,356)
  Capital Contributed                                                 22,560             39,756
  Proceeds of Loans from Related Party                                  --                4,302
                                                               -------------      -------------

Net Cash (Used) In Financing Activities                                 --             (340,298)

(Decrease) in Cash and Cash Equivalents                             (107,858)          (553,009)

Cash and Cash Equivalents - Beginning of Period                      496,074            887,238

Cash and Cash Equivalents - End of Period                      $     388,216      $     334,229
                                                               =============      =============
Supplemental Cash Flow Information:
  Cash Paid for Interest                                       $        --        $       --
                                                               =============      =============
  Cash Paid for Income Taxes                                   $      29,985      $      12,500
                                                               =============      =============


    The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (Unaudited)


NOTE 1 -          Unaudited Interim Financial Statement

                  In the opinion of the Company, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and cash flows presented.

                  Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.


NOTE 2 -          Inventories

                  Inventories consist of the following:

                    Raw Materials                          $     65,092
                    Finished Goods                               32,060
                                                           ------------
                                                           $     97,152
                                                           ============

NOTE 3 -          Property, Plant and Equipment

                    Property, plant and equipment consists of the following:

                    Land                                   $       3,000
                    Building and Improvements                     61,114
                    Machinery and Equipment                        4,300
                    Computers                                     10,273
                    Automobiles and Trucks                        39,780
                                                           -------------
                                                                 118,467
                  Less:  Accumulated Depreciation                 59,842
                                                           -------------
                                                           $      58,625
                                                           =============

         The land and building are collateralized by a mortgage held by the Company's Secretary/Treasurer (see Note 5).

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (Unaudited)


NOTE 4 -          Notes Receivable - Related Parties

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

                  The notes consist of the following:
                      Receivable from:
                         Rushmore Financial Services, Inc. (a)     $   871,138
                         Double H Management Corp. (b)                 216,747
                                                                   -----------
                                                                     1,087,885
                         Accrued Interest                               62,692
                                                                   -----------
                                                                   $ 1,150,577
                                                                   ===========
(a) A corporation wholly owned by Mr. Shefts and Mr. Houtkin.
(b) A wholly owned subsidiary of Rushmore Financial Services, Inc.



NOTE 5 -          Commitments and Contingencies

                  Line of Credit

         The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at July 31, 2000, on this credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases.

General

                  We are a wood products company which has been in business since 1980. Our business has increased over the years. We are almost wholly dependent on sales to Home Depot. Arbor also has traded securities for its own account but has discontinued such activity.

         Results of operations

         Quarter ended July 31, 2000, compared to the quarter ended July 31, 1999.

         Net sales for the quarter ended July 31, 2000, were approximately $93,000, a decrease of 40% as compared to net sales of approximately $154,000 for the quarter ended July 31, 1999. Net sales decreased due to less sales to Home Depot. Net losses from trading securities were approximately $111,000 for the quarter ended July 31, 1999. Arbor had no trading activities during the quarter ended July 31, 2000 and has discontinued its trading activities and does not intend to resume them.

         Cost of sales were approximately $47,000 for the quarter ended July 31, 2000, a decrease of approximately $28,000 or 37% over the comparable 1999 period cost of sales of approximately $75,000. This decrease is primarily attributable to Arbor's decline in sales.

         Selling, general and administrative expenses were approximately $95,000 for the quarter ended July 31, 2000, an increase of approximately $32,000 or 51% over the quarter ended July 31, 1999, selling, general and administrative expenses of approximately $63,000. This increase was due primarily to an increase in salaries and related payroll tax expenses of approximately $21,000, and an overall increase in other general expenses of $11,000.

         Interest income for the quarters ended July 31, 2000 and 1999 was approximately $3,000. Interest expense was approximately $5,000 for the quarter ended July 31, 1999, compared with $0 for the quarter ended July 31, 2000. This decrease of $5,000 was due to the repayment by Arbor of its interest bearing loans.

         Arbor's net loss decreased from approximately $97,000 for the quarter ended July 31, 1999 to approximately $46,000 for the quarter ended July 31, 2000. This was a decrease of approximately $51,000, or 53%.

         The results of operations for the three months ended July 31, 2000, are not necessarily indicative of the results for any future interim or fiscal year period.

Liquidity and Capital Resources

         In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products. At July 31, 2000, we had working capital of approximately $458,000.

         As at July 31, 2000, we had cash and cash equivalents of approximately $388,000, which represented approximately 66% of total assets. Arbor believes it has adequate working capital and that its operations will generate cash adequate to fund its operations for at least the next 12 months.

         Net cash used by operating activities decreased by approximately $123,000 from the quarter ended July 31, 1999, to the quarter ended July 31, 2000. This decrease was partially due to the change in the purchase and sale of trading securities from the quarter ended July 31, 1999, to the quarter ended July 31, 2000. During the quarter ended July 31, 1999, Arbor had net purchases over sales proceeds of approximately $111,000 compared to $0 in the quarter ended July 31, 2000.

         Net cash used in investing activities was approximately $18,000 during the quarter ended July 31, 2000, which represented capital expenditures made by Arbor.

         Net cash used in financing activities was approximately $340,000 in the quarter ended July 31, 1999, compared to $0 in the quarter ended July 31, 2000. This change was primarily attributable to additional net loans made by Arbor to related parties during the quarter ended July 31, 1999.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) None
(b) None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARBOR ENTECH CORPORATION
                                                    Registrant

                                            By: /s/ Harvey Houtkin
                                               ----------------------------
                                                    President

                                            By: /s/ Mark Shefts
                                               ----------------------------
                                                    Mark Shefts
                                                    Chief Financial Officer


Dated: September 14, 2000