Form 10QSB
period 2000-10-31
ARBOR ENTECH CORP
filed 2000-12-12
CIK 710782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934
                     For the period ended: October 31, 2000
or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______________ to ____________

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
                                                            --------------


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X   Yes            No

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Class                         Outstanding at October 31, 2000
                  -----                         -------------------------------
     Common Stock, par value $.001 per share               7,050,540


Transitional Small Business Format (check one):      Yes       No   X
                                                                   ---

                            ARBOR ENTECH CORPORATION
                                  BALANCE SHEET
                                OCTOBER 31, 2000
                                   (Unaudited)


                                     ASSETS
                                     ------
Current Assets:
  Cash and Cash Equivalents                                         $   243,311
  Accounts Receivable                                                   261,040
  Inventories                                                            60,809
  Other Current Assets                                                    8,800
                                                                    -----------
      Total Current Assets                                              573,960

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $63,697)                                               54,770
                                                                    -----------

                                                                    $   628,730
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities                          $    84,672
                                                                    -----------

      Total Current Liabilities                                          84,672
                                                                    -----------
Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                      7,050
  Additional Paid-In Capital                                          2,076,308
  Retained Earnings (Deficit)                                          (365,731)
  Notes Receivable - Related Parties                                 (1,173,569)
                                                                    -----------
      Total Stockholders' Equity                                        544,058
                                                                    -----------

                                                                    $   628,730
                                                                    ===========



The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                            ------------------------
                             STATEMENT OF OPERATIONS
                            ------------------------
                                   (Unaudited)



                                                            Three Months Ended           Six Months Ended
                                                        -------------------------   --------------------------
                                                               October 31,                 October 31,
                                                        -------------------------   --------------------------
                                                            2000          1999          2000           1999
                                                        -----------   -----------   -----------    -----------
Net Sales                                               $   355,297   $   398,017   $   447,951    $   551,608
                                                        -----------   -----------   -----------    -----------

Costs and Expenses:
  Cost of Sales                                             185,472       206,061       232,288        281,320
  Selling, General and Administrative Expenses              138,083       154,470       232,897        217,044
                                                        -----------   -----------   -----------    -----------
                                                            323,555       360,531       465,185        498,364
                                                        -----------   -----------   -----------    -----------

      Operating Income (Loss)                                31,742        37,486       (17,234)        53,244
                                                        -----------   -----------   -----------    -----------

Other Income (Expense):
  Net Loss on Trading Securities                               --         (10,697)          --        (121,880)
  Interest Income                                             2,019           228         4,908          3,588
  Other                                                        --           7,444           --           7,444
  Interest Expense                                             --          (2,947)          --          (7,659)
                                                        -----------   -----------   -----------    -----------
      Total Other Income (Expense)                            2,019        (5,972)        4,908       (118,507)
                                                        -----------   -----------   -----------    -----------

      Income (Loss) before Provision for Income Taxes        33,761        31,514       (12,326)       (65,263)

Provision for Income Taxes                                    7,025         1,500         7,025          1,500
                                                        -----------   -----------   -----------    -----------

      Net Income (Loss)                                 $    26,736   $    30,014   $   (19,351)   $   (66,763)
                                                        ===========   ===========   ===========    ===========

Earnings Per Common Share - Basic                       $       .00   $       .00   $      (.00)   $      (.01)
                                                        ===========   ===========   ===========    ===========

Weighted Average Shares Outstanding                       7,050,540     7,050,540     7,050,540      7,050,540
                                                        ===========   ===========   ===========    ===========


The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                            ------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (Unaudited)


                                                                           Six Months Ended
                                                                   ------------------------------
                                                                              OCTOBER 31,
                                                                   ------------------------------
                                                                        2000             1999
                                                                   -------------    -------------
Cash Flows from Operating Activities:
  Net (Loss)                                                       $     (19,351)   $     (66,763)
                                                                   -------------    -------------
  Adjustments to Reconcile Net (Loss) to
    Net Cash (Used) by Operating
    Activities:
  Depreciation                                                             6,710            3,800
  Loss on Sale of Trading Securities                                        --            121,880
  Changes in Operating Assets and Liabilities
    (Increase) in Accounts Receivable                                   (226,519)        (325,009)
    Decrease in Inventories                                                2,549           44,886
    (Increase) Decrease in Other Current Assets                           (8,800)             528
    Increase (Decrease) in Accounts Payable and Accrued Expenses          10,598           (9,022)
    Purchases of Trading Securities                                         --       (204,859,253)
    Proceeds from Sale of Trading Securities                                --        204,737,373
                                                                   -------------    -------------

      Total Adjustments                                                 (215,462)        (284,817)
                                                                   -------------    -------------

Net Cash (Used) by Operating Activities                                 (234,813)        (351,580)
                                                                   -------------    -------------

Cash Flows from Investing Activities:
  Capital Expenditures                                                   (17,950)            --
                                                                   -------------    -------------

Net Cash (Used) in Investing Activities                                  (17,950)            --
                                                                   -------------    -------------

Cash Flows from Financing Activities:
  Capital Contributed                                                     45,552           70,983
  Loans to Related Parties                                               (45,552)        (541,280)
  Proceeds of Loans to Related Parties                                      --            230,093
  Payments of Loans from Related Party                                      --           (222,321)
  Proceeds of Loans from Related Party                                      --              7,228
                                                                   -------------    -------------

Net Cash Provided by (Used) In Financing Activities                         --           (455,297)
                                                                   -------------    -------------

(Decrease) in Cash and Cash Equivalents                                 (252,763)        (806,877)

Cash and Cash Equivalents - Beginning of Period                          496,074          887,238
                                                                   -------------    -------------

Cash and Cash Equivalents - End of Period                          $     243,311    $      80,361
                                                                   =============    =============
Supplemental Cash Flow Information:
  Cash Paid for Interest                                           $        --      $       7,659
                                                                   =============    =============

  Cash Paid for Income Taxes                                       $      29,985    $      12,500
                                                                   =============    =============




The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                OCTOBER 31, 2000
                                ----------------
                                   (Unaudited)



NOTE 1 -    UNAUDITED INTERIM FINANCIAL STATEMENTS

            In the opinion of the Company, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and cash flows presented.

            Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.


NOTE 2 -    INVENTORIES

            Inventories consist of the following:

              Raw Materials                                 $20,270
              Finished Goods                                 40,539
                                                            -------

                                                            $60,809
                                                            =======


NOTE 3 -    PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consists of the following:

              Land                             $  3,000
              Building and Improvements          61,114
              Machinery and Equipment             4,300
              Computers                          10,273
              Automobiles and Trucks             39,780
                                               --------
                                                118,467
              Less: Accumulated Depreciation     63,697
                                               --------

                                               $ 54,770
                                               ========

            The land and building are collateralized by a mortgage held by the Company's Secretary/Treasurer (see Note 5).

                            ARBOR ENTECH CORPORATION
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                OCTOBER 31, 2000
                                ----------------
                                   (Unaudited)


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

            The notes consist of the following:
                  Receivable from:
                      Rushmore Financial Services, Inc. (a)   $  871,138
                      Double H Management Corp. (b)              216,747
                                                              ----------
                                                               1,087,885
                      Accrued Interest                            85,864
                                                              ----------
                                                              $1,173,569
                                                              ==========

(a)   A corporation wholly owned by Mr. Shefts and Mr. Houtkin.
(b)   A wholly owned subsidiary of Rushmore Financial Services, Inc.


NOTE 5 -    COMMITMENTS AND CONTINGENCIES

            LINE OF CREDIT

            The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at October 31, 2000 on this credit facility.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


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

            RESULTS OF OPERATIONS

            QUARTER ENDED OCTOBER 31, 2000 COMPARED TO THE QUARTER ENDED OCTOBER 31, 1999.

            Net sales for the quarter ended October 31, 2000 were approximately $355,000, a decrease of 11% as compared to net sales of approximately $398,000 for the quarter ended October 31, 1999. Net sales decreased due to less sales to Home Depot. Net losses from trading securities were approximately $11,000 for the quarter ended October 31, 1999. Arbor had no trading activities during the quarter ended October 31, 2000 and has discontinued its trading activities and does not intend to resume them.

            Cost of sales were approximately $185,000 for the quarter ended October 31, 2000, a decrease of approximately $21,000 or 10% over the comparable 1999 period cost of sales of approximately $206,000. This decrease is primarily attributable to Arbor's decline in sales.

            Selling, general and administrative expenses were approximately $138,000 for the quarter ended October 31, 2000, a decrease of approximately $16,000 or 10% over selling, general and administrative expenses of approximately $154,000 for the quarter ended October 31, 1999. This decrease was due primarily to an increase in salaries and related payroll tax expenses of approximately $10,000, offset by an overall decrease in other general expenses of $26,000.

            Interest income for the quarter ended October 31, 2000 was approximately $2,000 compared to $0 for the quarter ended October 31, 1999. The increase in interest income is primarily attributable to higher average money market account balances in the current quarter. Interest expense was approximately $3,000 for the quarter ended October 31, 1999 compared with $0 for the quarter ended October 31, 2000. This decrease of $3,000 was due to the repayment by Arbor of its interest bearing loans.

            Arbor's net income decreased from approximately $30,000 for the quarter ended October 31, 1999 to approximately $27,000 for the quarter ended October 31, 2000. This was a decrease of approximately $3,000, or 10%.

            SIX MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1999.

            Net sales for the six months ended October 31, 2000 were approximately $448,000, a decrease of 19% as compared to net sales of approximately $552,000 for the six months ended October 31, 1999. Net sales decreased due to less sales to Home Depot. Net losses from trading securities were approximately $122,000 for the six months ended October 31, 1999. Arbor had no trading activities during the six months ended October 31, 2000 and has discontinued its trading activities and does not intend to resume them.

            Cost of sales were approximately $233,000 for the six months ended October 31, 2000, a decrease of approximately $49,000 or 17% over the comparable 1999 period cost of sales of approximately $281,000. This decrease is primarily attributable to Arbor's decline in sales.

            Selling, general and administrative expenses were approximately $233,000 for the six months ended October 31, 2000, an increase of approximately $16,000 or 7% over selling, general and administrative expenses of approximately $217,000 for the six months ended October 31, 1999. This increase was due primarily to an increase in salaries and related payroll tax expenses of approximately $30,000, offset by an overall decrease in other general expenses of $14,000.

            Interest income for the six months ended October 31, 2000 was approximately $5,000 compared to interest income of $4,000 for the six months ended October 31, 1999. Interest expense was approximately $8,000 for the six months ended October 31, 1999 compared with $0 for the six months ended October 31, 2000. This decrease of $8,000 was due to the repayment by Arbor of its interest bearing loans.

            Arbor's net income decreased from approximately $67,000 for the six months ended October 31, 1999 to approximately $19,000 for the six months ended October 31, 2000. This was a decrease of approximately $48,000, or 72%.


            LIQUIDITY AND CAPITAL RESOURCES

            In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products. At October 31, 2000 we had working capital of approximately $489,000.

            As at October 31, 2000, we had cash and cash equivalents of approximately $243,000, which represented 39% of total assets. Arbor believes it has adequate working capital and will generate net revenues adequate to fund its operations for at least the next 12 months.

            Net cash used in operating activities decreased by approximately $117,000 from the six months ended October 31, 1999 to the six months ended October 31, 2000. This decrease was partially due to the change in the purchase and sale of trading securities from the six months ended October 31, 1999 to the six months ended October 31, 2000. During 1999, Arbor had net purchases over sales proceeds of approximately $122,000, compared to $0 in 2000.

            Net cash used in investing activities was approximately $18,000 during the six months ended October 31, 2000, which represented capital expenditures made by Arbor.

            Net cash used in financing activities was approximately $455,000 in 1999, compared to $0 for the six months ended October 31, 2000. This change was primarily attributable to additional net loans to related parties of approximately $455,000 during the six months ended October 31, 1999.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) None
(b) None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ARBOR ENTECH CORPORATION
                                                       Registrant

                                              By: /s/  Harvey Houtkin
                                                       President

                                              By: /s/  Mark Shefts
                                                       Mark Shefts
                                                       Chief Financial Officer


Dated: December 12, 2000