Form 10QSB
period 2001-01-31
ARBOR ENTECH CORP
filed 2001-03-09
CIK 710782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934
                     For the period ended: January 31, 2001
or
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

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

                Class                        Outstanding at January 31, 2001
                -----                        -------------------------------
Common Stock, par value $.001 per share                 7,050,540


Transitional Small Business Format (check one):       Yes       No   X
                                                                    ---

PART II - OTHER INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 2001 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases.

      GENERAL

      We are a wood products company which has been in business since 1980. Our business has increased over the years. We are almost wholly dependent on sales to Home Depot. Arbor also has traded securities for its own account.

      RESULTS OF OPERATIONS

      QUARTER ENDED JANUARY 31, 2001 COMPARED TO THE QUARTER ENDED JANUARY 31, 2000.

      Net sales for the quarter ended January 31, 2001 were approximately $518,000, an increase of 77% as compared to net sales of approximately $293,000 for the quarter ended January 31, 2000. Net sales increased due to more sales to Home Depot and additional demand due to the current winter season.

      Cost of sales were approximately $268,000 for the quarter ended January 31, 2001, an increase of approximately $119,000 or 80% over the comparable 1999 period cost of sales of approximately $149,000. This increase is primarily attributable to Arbor's increase in sales.

      Selling, general and administrative expenses were approximately $206,000 for the quarter ended January 31, 2001, an increase of approximately $89,000 or 76% over selling, general and administrative expenses of approximately $117,000 for the quarter ended January 31, 2000. This increase was due primarily to an increase in salaries and related payroll tax expenses of approximately $29,000, and an overall increase in other general expenses of $60,000.

      Interest income for the quarter ended January 31, 2001 was approximately $1,000 compared to $0 for the quarter ended January 31, 2000. The increase in interest income is primarily attributable to higher average money market account balances in the current quarter.

      Other income for the quarter ended January 31, 2001 was approximately $21,000, compared to $1,000 for the quarter ended January 31, 2000. This increase of approximately $20,000 was primarily attributable to the receipt of funds distributed as a result of a class action settlement with certain market makers.

      Arbor's net income increased from approximately $14,000 for the quarter ended January 31, 2000 to approximately $24,000 for the quarter ended January 31, 2001. This was an increase of approximately $10,000, or 71%.

      NINE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2000.

      Net sales for the nine months ended January 31, 2001 were approximately $966,000, an increase of 14% as compared to net sales of approximately $844,000 for the nine months ended January 31, 2000. Net sales increased due to more sales to Home Depot and additional demand due to the current winter season. Net losses from trading securities were approximately $122,000 for the nine months ended January 31, 2000. Arbor had no trading activities during the nine months ended January 31, 2001 and has discontinued its trading activities and does not intend to resume them.

      Cost of sales were approximately $500,000 for the nine months ended January 31, 2001, an increase of approximately $69,000 or 16% over the comparable 1999 period cost of sales of approximately $431,000. This increase is primarily attributable to Arbor's increase in sales.

      Selling, general and administrative expenses were approximately $439,000 for the nine months ended January 31, 2001, an increase of approximately $105,000 or 31% over selling, general and administrative expenses of approximately $334,000 for the nine months ended January 31, 2000. This increase was due primarily to an increase in salaries and related payroll tax expenses of approximately $58,000, and an overall increase in other general expenses of $47,000.

      Interest income for the nine months ended January 31, 2001 was approximately $6,000 compared to interest income of $4,000 for the nine months ended January 31, 2000. Interest expense was approximately $8,000 for the nine months ended January 31, 2000 compared with $0 for the nine months ended January 31, 2001. This decrease of $8,000 was due to the repayment by Arbor of its interest bearing loans.

      Other income for the nine months ended January 31, 2001 was approximately $21,000, compared to $8,000 for the nine months ended January 31, 2000. Other income for the nine months ended January 31, 2001 consisted of funds received as a result of a class action settlement with certain market makers.

      Arbor's net income increased from a net loss of approximately $53,000 for the nine months ended January 31, 2000 to net income of approximately $5,000 for the nine months ended January 31, 2001.

      LIQUIDITY AND CAPITAL RESOURCES

      In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products and partial payment of its notes receivable from related parties. At January 31, 2001 we had working capital of approximately $735,000.

      As at January 31, 2001, we had cash and cash equivalents of approximately $621,000, which represented 69% of total assets. Arbor believes it has adequate working capital and will generate net revenues adequate to fund its operations for at least the next 12 months.

      Net cash used in operating activities decreased by approximately $277,000 from the nine months ended January 31, 2000 to the nine months ended January 31, 2001. This decrease was primarily attributable to the following factors: (i) an increase in net income of $58,000, (ii) a decrease in inventories of $258,000 and (iii) an increase in payables of $47,000, offset by an increase in receivables of $81,000.

      Net cash used in investing activities was approximately $18,000 during the nine months ended January 31, 2001, which represented capital expenditures made by Arbor.

      Net cash provided by financing activities was approximately $218,000 for the nine months ended January 31, 2001. This was primarily attributable to the proceeds received on loans previously made to related parties.

                            ARBOR ENTECH CORPORATION
                            ------------------------
                                  BALANCE SHEET
                                  -------------
                                JANUARY 31, 2001
                                ----------------
                                   (Unaudited)


                                     ASSETS
                                     ------
Current Assets:
  Cash and Cash Equivalents                                         $   620,575
  Accounts Receivable                                                   197,178
  Inventories                                                            17,440
  Other Current Assets                                                    8,800
                                                                    -----------

      Total Current Assets                                              843,993

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $67,552)                                               50,915
                                                                    -----------

                                                                    $   894,908
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts Payable and Accrued Liabilities                          $   109,092
                                                                    -----------

      Total Current Liabilities                                         109,092
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                      7,050
  Additional Paid-In Capital                                          2,121,620
  Retained Earnings (Deficit)                                          (341,552)
  Notes Receivable - Related Parties                                 (1,001,302)
                                                                    -----------

      Total Stockholders' Equity                                        785,816
                                                                    -----------

                                                                    $   894,908
                                                                    ===========





The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                            ------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (Unaudited)



                                                            Three Months Ended          Nine Months Ended
                                                        -------------------------   -------------------------
                                                                January 31,                January 31,
                                                        -------------------------   -------------------------
                                                            2001          2000         2001           2000
                                                        -----------   -----------   -----------   -----------
Net Sales                                               $   518,414   $   292,704   $   966,365   $   844,312
                                                        -----------   -----------   -----------   -----------

Costs and Expenses:
  Cost of Sales                                             267,660       149,282       499,948       430,602
  Selling, General and Administrative Expenses              205,910       116,516       438,807       333,560
                                                        -----------   -----------   -----------   -----------
                                                            473,570       265,798       938,755       764,162
                                                        -----------   -----------   -----------   -----------

      Operating Income (Loss)                                44,844        26,906        27,610        80,150
                                                        -----------   -----------   -----------   -----------

Other Income (Expense):
  Net Loss on Trading Securities                               --            --            --        (121,880)
  Interest Income                                             1,405           262         6,313         3,850
  Other                                                      20,906         1,036        20,906         8,480
  Interest Expense                                             --            --            --          (7,659)
                                                        -----------   -----------   -----------   -----------
      Total Other Income (Expense)                           22,311         1,298        27,219      (117,209)
                                                        -----------   -----------   -----------   -----------

      Income (Loss) before Provision for Income Taxes        67,155        28,204        54,829       (37,059)

Provision for Income Taxes                                   42,975        14,500        50,000        16,000
                                                        -----------   -----------   -----------   -----------

      Net Income (Loss)                                 $    24,180   $    13,704   $     4,829   $   (53,059)
                                                        ===========   ===========   ===========   ===========

Earnings Per Common Share - Basic                       $       .00   $       .00   $       .00   $      (.01)
                                                        ===========   ===========   ===========   ===========

Weighted Average Shares Outstanding                       7,050,540     7,050,540     7,050,540     7,050,540
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

                            ARBOR ENTECH CORPORATION
                            ------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                      ------------------------------
                                                                                January 31,
                                                                      ------------------------------
                                                                           2001             2000
                                                                      -------------    -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                   $       4,829    $     (53,059)
                                                                      -------------    -------------
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash (Used) by Operating Activities:
  Depreciation                                                               10,565            6,555
  Loss on Sale of Trading Securities                                           --            121,880
  Changes in Operating Assets and Liabilities
    (Increase) in Accounts Receivable                                      (162,657)         (81,369)
    (Increase) Decrease in Inventories                                       45,918         (212,495)
    (Increase) Decrease in Other Current Assets                              (8,800)             528
    Increase (Decrease) in Accounts Payable and Accrued Liabilities          35,018          (12,411)
    Purchases of Trading Securities                                            --       (204,859,253)
    Proceeds from Sale of Trading Securities                                   --        204,737,373
                                                                      -------------    -------------

      Total Adjustments                                                     (79,956)        (299,192)
                                                                      -------------    -------------

Net Cash (Used) by Operating Activities                                     (75,127)        (352,251)
                                                                      -------------    -------------

Cash Flows from Investing Activities:
  Capital Expenditures                                                      (17,950)         (10,272)
                                                                      -------------    -------------

Net Cash (Used) in Investing Activities                                     (17,950)         (10,272)
                                                                      -------------    -------------

Cash Flows from Financing Activities:
  Capital Contributed                                                        90,864           94,782
  Loans to Related Parties                                                  (90,864)        (541,280)
  Proceeds of Loans to Related Parties                                      217,578          673,183
  Payments of Loans from Related Party                                         --           (246,120)
  Proceeds of Loans from Related Party                                         --              7,228
                                                                      -------------    -------------

Net Cash Provided by (Used) In Financing Activities                         217,578          (12,207)
                                                                      -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents                            124,501         (374,730)

Cash and Cash Equivalents - Beginning of Period                             496,074          887,238
                                                                      -------------    -------------

Cash and Cash Equivalents - End of Period                             $     620,575    $     512,508
                                                                      =============    =============

Supplemental Cash Flow Information:
  Cash Paid for Interest                                              $        --      $       7,659
                                                                      =============    =============

  Cash Paid for Income Taxes                                          $      29,985    $      22,855
                                                                      =============    =============




The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                JANUARY 31, 2001
                                ----------------
                                   (Unaudited)



NOTE 1 -    UNAUDITED INTERIM FINANCIAL STATEMENTS

            In the opinion of the Company, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and cash flows presented.

            Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.


NOTE 2 -    INVENTORIES

            Inventories consist of the following:

              Raw Materials                        $       5,813
              Finished Goods                              11,627
                                                   -------------

                                                   $     17,440
                                                   ============


NOTE 3 -    PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consists of the following:

              Land                                 $      3,000
              Building and Improvements                  61,114
              Machinery and Equipment                     4,300
              Computers                                  10,273
              Automobiles and Trucks                     39,780
                                                   ------------
                                                        118,467
              Less:   Accumulated Depreciation           67,552
                                                   ------------

                                                   $     50,915
                                                   ============

            The land and building are collateralized by a mortgage held by the Company's Secretary/Treasurer (see Note 5).

                            ARBOR ENTECH CORPORATION
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                JANUARY 31, 2001
                                ----------------
                                   (Unaudited)


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

            The notes consist of the following:
                  Receivable from:
                      Rushmore Financial Services, Inc. (a)        $   784,024
                      Double H Management Corp. (b)                    195,072
                                                                   -----------
                                                                       979,096
                      Accrued Interest                                  22,206
                                                                   -----------
                                                                   $ 1,001,302
                                                                   ===========

                  (a)   A corporation wholly owned by Mr. Shefts and Mr.
                        Houtkin.
                  (b) A wholly owned subsidiary of Rushmore Financial Services, Inc.


NOTE 5 -    COMMITMENTS AND CONTINGENCIES

            LINE OF CREDIT

            The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at January 31, 2001 on this credit facility.

Item 6.  Exhibits and Reports on Form 8-K

(a) None
(b) None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ARBOR ENTECH CORPORATION
                                                   Registrant

                                           By: s/Harvey Houtkin
                                                  President

                                            By: s/Mark Shefts
                                                  Mark Shefts
                                                  Chief Financial Officer


Dated: March 9, 2001