Form 10KSB
period 2001-04-30
ARBOR ENTECH CORP
filed 2001-07-26
CIK 710782

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year ended April 30, 2001

             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ....... to .......
                        Commission file number 000 30432

                            ARBOR ENTECH CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


                   DELAWARE                              22-2335094
       -------------------------------      ------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

  RD 1, BOX 1076, LITTLE MARSH, PENNSYLVANIA                16931
  ------------------------------------------              ----------
   (Address of principal executive offices)               (Zip Code)

Issuer's telephone number (570) 376-2217

Securities registered under Section 12(b) of the Act:

                 Title of each class              Name of each exchange on which
                 to be so registered              each class is to be registered

                        NONE                             NASD BULLETIN BOARD
                 -------------------              ------------------------------

Securities registered under Section 12(g) of the Act:

                       Common
-----------------------------------------------------
                  (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

         Check if there is no disclosure of delinquent filers in response to item 405 of Regulation SB not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /

         State issuer's revenues for its most recent fiscal year $1,197,354

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Last trade date 5-9-01: $320,777.

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

                  Yes .......       No ......

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,050,540

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list of documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

         Transitional Small Business Disclosure Format (check one):

         Yes                       No  X
            ......                   ......

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

CUSTOMERS

         Substantially all of Arbor's products are sold to Home Depot Inc. for resale at its retail outlets. In the Fall of 2000 Home Depot orally indicated that Arbor would be receiving additional business from stores located in another geographical area from the one Arbor had been supplying. Arbor has received initial indications from a substantial number of the stores in this additional geographic location. However, there can be no guarantee that such additional sales will actually occur. Arbor has no written agreement with Home Depot with respect to any of its sales to Home Depot. Arbor believes it has a good relationship with Home Depot, but were sales to Home Depot to diminish or cease for any reason, Arbor's business would not be viable unless it developed relationships with Home Depot's competitors in this area, such as other home centers, lawn and garden shops, hardware stores and supermarkets.

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

PERSONNEL

         Arbor is a seasonal employer. The number of employees ranges from a high of approximately 17 from September to January to 4 in the remaining months. One is an officer, who is full-time, one is a full-time foreman and from 2 to 15 full-time employees are in the wood preparation and packaging area. Sales and marketing is undertaken by Arbor's Executive Vice President; a foreman oversees production at the Pennsylvania facility. Arbor's president and treasurer serve in a part-time capacity and do not devote a substantial amount of time to the affairs of Arbor. There are no employment contracts with any employee and no employee is unionized.

HOW TO CONTACT ARBOR

         Arbor's principal executive offices are located on Route 349, RD 1, Box 1076, Little Marsh, Pennsylvania, and its telephone number is (570) 376-2217.

         Arbor is required to file quarterly and annual reports with the Securities and Exchange Commission. In the event Arbor's obligation to file these reports is suspended under the Securities and Exchange Act of 1934, it is Arbor's intention to continue to file such reports; however, this determination may be modified. The public may read and copy this Form 10-KSB and any other materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

         Arbor owns a lumber mill facility located on 102 acres of property in Little Marsh, Pennsylvania. The mill consists of an enclosed structure of 17,000 square feet, with a 7,000 outdoor overhang for airing of inventory. Arbor is building an outdoor overhang of more than 10,000 feet at this facility to hold inventory so that Arbor can respond more quickly to orders. Approximately 12 acres of the property is devoted to the Company's work area and the remaining 90 acres are forest land. The real property is mortgaged to Mark Shefts, Secretary/Treasurer and a director of Arbor, to secure a credit line Mr. Shefts extended to Arbor in the amount of $100,000.

ITEM 3.  LEGAL PROCEEDINGS

         Arbor is not currently involved in any outstanding legal proceedings nor was it in the fiscal year ended April 30, 2001. In the ordinary course of business Arbor may become involved in proceedings involving workers' compensation, trucking issues and disputes involving orders, none of which is expected to have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Arbor's Common Stock is traded on the NASD OTC Bulletin Board.

         Arbor's Common Stock is currently considered to be "penny stock" and as such is subject to a variety of requirements under the Securities Exchange Act of 1934, as amended. Penny stocks are low-priced shares of small companies not traded on an exchange or quoted on Nasdaq. Prices often are not available. Investors in penny stocks often are unable to sell stock back to the broker/dealer that sold them the stock. Thus, investment in a penny stock can be very risky. Prior to effecting a transaction in a penny stock, a brokerage firm must deliver a standardized risk disclosure statement to the customer which describes the risks involved, the duties of the broker to the customer and the rights and remedies available, the nature of bid and ask prices in the penny stock market and a toll-free telephone number to provide information on disciplinary histories. Further, the broker/dealer must disclose the bid and ask prices, the number of shares to which the prices apply, and the amount and description of any compensation received by the broker/dealer. Prior to the transaction the broker/dealer must approve the person's account for transactions involving penny stocks by obtaining from the person information concerning the person's financial situation, investment experience and investment objectives and reasonably determine, based on such information, that transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. Finally, the broker/dealer must receive from the customer a signed and dated written acknowledgment of receipt of the disclosure document disclosing the basis on which the broker/dealer made the suitability determination, and on which the person agrees in writing to the specific transaction. Each customer must also receive a monthly statement indicating the market value of the penny stocks owned by the customer. These requirements, while offering a great deal of customer protection, negatively affect liquidity in the penny stock market by making the process both more selective and more time consuming.

         No dividends were declared on our stock in the last two fiscal years.

         There were no sales of securities by Arbor during the last three years.

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

GENERAL

         We are a wood products company which has been in business since 1980. Our business has increased over the years. We are almost wholly dependent on sales to Home Depot. Arbor has also traded securities for its own account. This activity has been totally discontinued by Arbor, which has determined to concentrate on its wood business.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2001 COMPARED TO THE FISCAL YEAR ENDED APRIL 30,
2000.

         Net sales for the fiscal year ended April 30, 2001, were approximately $1,197,000, an increase of approximately $13,000 or 1% as compared to net sales of approximately $1,184,000 for the fiscal year ended April 30, 2000. Net sales increased due to additional sales to Home Depot. Net losses from trading securities were approximately $122,000 for the fiscal year ended April 30, 2000. Arbor has discontinued its trading activities and does not intend to resume them.

         Cost of sales were approximately $593,000 for fiscal 2001, an increase of approximately $12,000, or 2% over fiscal 2000 cost of sales of approximately $581,000. This increase is primarily attributable to Arbor's growth in sales.

         Selling, general and administrative expenses were approximately $599,000 for fiscal 2001, an increase of approximately $13,000, or 2% over fiscal 2000 selling, general and administrative expenses of approximately $586,000. This increase was due to primarily to an overall net increase in other general expenses.

         Interest income for fiscal 2001 was approximately $8,600, an increase of approximately $1,400, or 19% over fiscal 2000 interest income of approximately $7,200. This increase was primarily attributable to an increase in the rate of interest which commenced November 1999.

         Other income for fiscal 2001 was approximately $21,000 compared to approximately $2,000 for fiscal 2000. This increase of approximately $19,000 was primarily attributable to the receipt of funds distributed as a result of a class action settlement with certain market makers.

         The income tax provision increased from approximately $30,000 for the fiscal year ended April 30, 2000, to approximately $50,000 for the fiscal year ended April 30, 2001. This increase of 67% was primarily attributable to an increase in taxable income during fiscal 2001.

         Arbor's net loss decreased from approximately $133,000 for the fiscal year ended April 30, 2000 to approximately $16,000 for the fiscal year ended April 30, 2001. This was a decrease of approximately $117,000, or 88%.

         The results of operations for the fiscal year ended April 30, 2001, are not necessarily indicative of the results for any future interim or fiscal year period.

FISCAL YEAR ENDED APRIL 30, 2000 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1999.

         Net sales for the fiscal year ended April 30, 2000, were approximately $1,184,000, an increase of 13% as compared to net sales of approximately $1,048,000 for the fiscal year ended April 30, 1999. Net sales increased due to additional sales to Home Depot. Net losses from trading securities were approximately $122,000 for the fiscal year ended April 30, 2000, a decrease of 148% as compared to net gain from trading securities of approximately $255,000 for the fiscal year ended April 30, 1999. Net gains decreased due to less profitable results from its securities trading activities. Arbor has discontinued its trading activities and does not intend to resume them.

         Cost of sales were approximately $581,000 for fiscal 2000, an increase of approximately $63,000, or 12% under fiscal 1999 cost of sales of approximately $518,000. This increase is primarily attributable to Arbor's growth in sales.

         Selling, general and administrative expenses were approximately $586,000 for fiscal 2000, a decrease of approximately $169,000, or 22% under fiscal 1999 selling, general and administrative expenses of approximately $755,000. This decrease was due primarily to a decrease in traders' compensation in the amount of $155,000, a decrease in compensation paid to two officers in the amount of $50,000 and an overall increase in other general expenses of $36,000. These changes were incurred in connection with Arbor's growth in sales and reduction of income from trading securities.

         Interest income for fiscal 2000 was approximately $7,2000, an increase of approximately $6,700 or 1370% over fiscal 1999 interest income of approximately $500.

         The income tax provision decreased from approximately $49,000 for the fiscal year ended April 30, 1999, to approximately $30,000 for the fiscal year ended April 30, 2000. This decrease of 39% was primarily attributable to a reduction of taxable income during fiscal 2000.

         Arbor's net loss increased from approximately $34,000 for the fiscal year ended April 30, 1999, to approximately $133,000 for the fiscal year ended April 30, 2000. This was an increase of approximately $99,000, or 291%.

LIQUIDITY AND CAPITAL RESOURCES

         In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products. At April 30, 2001 we had a working capital of approximately $715,000.

         As at April 30, 2001, we had cash and cash equivalents of approximately $625,000, which represented 69% of total assets. Arbor believes it has adequate working capital and will generate net revenues adequate to fund its operations for at least the next 12 months.

         Net cash used in operating activities decreased by approximately $301,000 from fiscal 2000 to fiscal 2001. This reduction of net cash used in operating activities was primarily attributable to a decrease in net loss of approximately $118,000 and in increase in payables of approximately $310,000, offset by an increase in inventories of approximately $68,000 and an increase in other assets of approximately $44,000.

         Net cash used in investing activities increased by approximately $10,000 from fiscal 2000 to fiscal 2001, all attributable to capital expenditures incurred.

         Net cash provided by financing activities was approximately $218,000 in fiscal 2001, compared to net cash used by financing activities of approximately $12,000 in fiscal 2000, or a net increase of $230,000. This increase was primarily attributable to proceeds received on repayment of loans to related parties of approximately $218,000.

ITEM 7.  FINANCIAL STATEMENTS

                            ARBOR ENTECH CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
Report of Independent Accountants                                           F-1

Balance Sheet, April 30, 2001                                               F-2

Statement of Operations, Years Ended April 30, 2001
         and April 30, 2000                                                 F-3

Statement of Stockholders' Equity, Years Ended April 30, 2001
         and April 30, 2000                                                 F-4

Statement of Cash Flows, Years Ended April 30, 2001 and
         April 30, 2000                                                     F-5

Notes to Financial Statements                                               F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Arbor EnTech Corporation

We have audited the accompanying balance sheet of Arbor EnTech Corporation as of April 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2001, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2001 in conformity with generally accepted accounting principles.

                                               WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
June 19, 2001

                            ARBOR ENTECH CORPORATION
                                  BALANCE SHEET
                                 APRIL 30, 2001

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $625,438
  Accounts receivable                                                     55,851
  Inventories                                                            124,838
  Prepaid expenses                                                        36,600
  Deposits                                                                10,000
                                                                        --------
         Total current assets                                            852,727

Property, plant and equipment (net of accumulated
  depreciation of $70,559)                                                50,441
                                                                        --------
                                                                        $903,168
                                                                        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                  $    85,797
  Taxes Payable                                                          51,923
                                                                    -----------

         Total Current Liabilities                                      137,720
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                      7,050
  Additional Paid-In Capital                                          2,145,896
  Retained Earnings (Deficit)                                          (361,919)
  Notes Receivable - Related Parties                                 (1,025,579)
                                                                    -----------

         Total Stockholders' Equity                                     765,448
                                                                    -----------

                                                                    $   903,168
                                                                    ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF OPERATIONS


                                                              YEARS ENDED APRIL 30,
                                                           --------------------------
                                                              2001           2000
                                                           -----------    -----------
Net Sales                                                  $ 1,197,354    $ 1,184,071
                                                           -----------    -----------

Costs and Expenses:
  Cost of Sales                                                593,469        580,836
  Selling, General and Administrative Expenses                 599,052        585,745
                                                           -----------    -----------
                                                             1,192,521      1,166,581
                                                           -----------    -----------

         Operating Income                                        4,833         17,490
                                                           -----------    -----------

Other Income (Loss) - Net:
  Net Loss on Trading Securities                                    --       (121,880)
  Interest Income                                                8,643          7,205
  Other                                                         20,906          1,915
  Interest Expense                                                  --         (7,659)
                                                           -----------    -----------
                                                                29,549       (120,419)
                                                           -----------    -----------

         Income (Loss) Before Provision for Income Taxes        34,382       (102,929)

Provision for Income Taxes                                      49,921         30,095
                                                           -----------    -----------

         Net (Loss)                                        $   (15,539)   $  (133,024)
                                                           ===========    ===========

Loss Per Common Share - Basic                              $      (.00)   $      (.02)
                                                           ===========    ===========

Weighted Average Shares Outstanding                          7,050,540      7,050,540
                                                           ===========    ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                       NOTES
                                 COMMON STOCK           ADDITIONAL    RETAINED      RECEIVABLE -
                           -------------------------     PAID-IN      EARNINGS        RELATED
                             SHARES        AMOUNT        CAPITAL      (DEFICIT)       PARTIES         TOTAL
                           -----------   -----------   -----------   -----------    -----------    -----------
Balance - April 30, 1999     7,050,540   $     7,050   $ 1,914,216   $  (213,356)   $(1,214,363)   $   493,547

Capital Contributed                 --            --       116,540            --             --        116,540

Repayments of Loans to
  Related Parties - Net             --            --            --            --         86,347         86,347

Net Loss                            --            --            --      (133,024)            --       (133,024)
                           -----------   -----------   -----------   -----------    -----------    -----------

Balance - April 30, 2000     7,050,540         7,050     2,030,756      (346,380)    (1,128,016)       563,410

Capital Contributed                 --            --       115,140            --             --        115,140

Repayments of Loans to
  Related Parties - Net             --            --            --            --        102,437        102,437

Net Loss                            --            --            --       (15,539)            --        (15,539)
                           -----------   -----------   -----------   -----------    -----------    -----------

Balance - April 30, 2001     7,050,540   $     7,050   $ 2,145,896   $  (361,919)   $(1,025,579)   $   765,448
                           ===========   ===========   ===========   ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF CASH FLOWS

                                                           YEARS ENDED APRIL 30,
                                                      ------------------------------
                                                           2001             2000
                                                      -------------    -------------
Cash Flows from Operating Activities:
  Net (Loss)                                          $     (15,539)   $    (133,024)
                                                      -------------    -------------
  Adjustments to Reconcile Net (Loss) to Net Cash
    (Used) in Operating Activities:
  Depreciation                                               13,572            9,048
  Loss on Sale of Trading Securities                             --          121,880
  Changes in Operating Assets and Liabilities:
    (Increase) in Accounts Receivable                       (21,330)          (7,730)
    (Increase) Decrease in Inventories                      (61,480)           6,820
    Purchases of Trading Securities                              --     (204,859,253)
    Sale of Trading Securities                                   --      204,737,373
    (Increase) Decrease in Other Current Assets             (36,600)           2,927
    Increase in Deposits                                    (10,000)              --
    Increase (Decrease) in Accounts Payable                  42,425         (230,712)
    Increase (Decrease) in Taxes Payable                     21,221          (16,014)
                                                      -------------    -------------

         Total Adjustments                                  (52,192)        (235,661)
                                                      -------------    -------------

Net Cash (Used) in Operating Activities                     (67,731)        (368,685)
                                                      -------------    -------------

Cash Flows from Investing Activities:
  Capital Expenditures                                      (20,482)         (10,273)
                                                      -------------    -------------

Net Cash (Used) in Investing Activities                     (20,482)         (10,273)
                                                      -------------    -------------


Cash Flows from Financing Activities:
  Loans to Related Parties                                 (115,140)        (586,836)
  Proceeds of Loans to Related Parties                      217,577          673,183
  Capital Contributed                                       115,140          116,540
  Loans from Related Party                                       --         (222,321)
  Proceeds of Loans from Related Party                           --            7,228
                                                      -------------    -------------

Net Cash Provided by (Used) In Financing Activities         217,577          (12,206)
                                                      -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents            129,364         (391,164)

Cash and Cash Equivalents - Beginning of Period             496,074          887,238
                                                      -------------    -------------

Cash and Cash Equivalents - End of Period             $     625,438    $     496,074
                                                      =============    =============

Supplemental Cash Flow Information:
  Cash Paid for Interest                              $          --    $          --
                                                      =============    =============

  Cash Paid for Income Taxes                          $      30,579    $      27,855
                                                      =============    =============

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001

NOTE 1 - NATURE OF BUSINESS

                  Arbor EnTech Corporation (the "Company") is a Delaware corporation that engages in the production and wholesale distribution of wood products for home use, principally fireplace wood and garden stakes. The Company's products are produced, packaged in and distributed from its facility in Little March, Pennsylvania. The products are delivered by independent truckers to customer locations in the Northeastern United States.

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

                  PROPERTY AND EQUIPMENT

                  Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred where are major betterments and renewals are capitalized.

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

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001

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

                  LOSS PER COMMON SHARE

                  The computation of earnings (loss) per share of common stock is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during that period. Since the Company has no common stock equivalents outstanding diluted earnings (loss) per share is the same as basic earnings (loss) per share.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The fair value of the Company's financial instruments, which consist primarily of cash and cash equivalents, accounts receivable, accounts payable and taxes payable approximate their carrying amounts reported because of their short-term nature.

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

                  RECLASSIFICATIONS

                  Certain items in these financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - INVENTORIES

                  Inventories consist of the following:
                    Raw Materials                                   $  28,903
                    Finished Goods                                     95,935
                                                                    ---------

                                                                    $ 124,838
                                                                    =========

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                                  Estimated Useful Life
                                                                  ---------------------
                    Land                                $  3,000         --
                    Building and Improvements             61,114    15 & 31 Years
                    Machinery and Equipment                4,300          5 Years
                    Computers                             12,804          3 Years
                    Automotive Equipment                  39,782          5 Years
                                                        --------
                                                         121,000
                    Less: Accumulated Depreciation        70,559
                                                        --------

                                                        $ 50,441
                                                        ========

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

                  The notes consist of the following:
                     Receivable from:
                        Rushmore Financial Services, Inc. (a)        $  784,024
                        Double H Management Corp. (b)                   195,072
                                                                     ----------
                                                                        979,096
                        Accrued Interest                                 46,483
                                                                     ----------

                                                                     $1,025,579
                                                                     ==========

                     (a) A corporation wholly owned by Mr. Shefts
                           and Mr. Houtkin.

                     (b) A wholly owned subsidiary of Rushmore
                           Financial Services, Inc.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001

NOTE 6 - INCOME TAXES

         Income tax provision consisted of the following:

                                              YEARS ENDED APRIL 30,
                                              --------------------
                                               2001         2000
                                              -------      -------
             Current
               Federal                        $42,305      $24,584
               State                            7,616        5,511
                                              -------      -------
                                               49,921       30,095
                                              -------      -------
             Deferred
               Federal                             --           --
               State                               --           --
                                              -------      -------
                                                   --           --
                                              -------      -------

                                              $49,921      $30,095
                                              =======      =======

                  The following is a reconciliation of the US statutory income tax rate and the effective tax rate on pretax income:

                                                        YEARS ENDED APRIL 30,
                                                       -----------------------
                                                        2001             2000
                                                       ------           ------
US federal statutory rate                                  34%             (34%)
State taxes, net of federal tax
  benefit                                                14.6             (3.5)
Permanent differences                                   123.3            (40.0)
Other, net                                              (26.7)            48.3
                                                       ------           ------

Effective tax rate                                      145.2%           (29.2%)
                                                       ======           ======

                  The Company had deferred tax assets of approximately $41,000 at April 30, 2001, resulting primarily from capital loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the capital loss carryforwards.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001

NOTE 7 - COMMITMENTS AND CONTINGENCIES

                  LEGAL

                  The Company may be subject to legal proceedings and claims which may arise in the ordinary course of its business. Currently, the Company is not a party to any known legal proceedings.

                  LINE OF CREDIT

                  The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at April 30, 2001 on this credit facility.

NOTE 8 - MAJOR CUSTOMERS

         Net sales to a major national retailer in 2001 and 2000 accounted for approximately 100% of net sales each year.

         As of April 30, 2001, 100% of accounts receivable are amounts due from a major national retailer.

NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company paid $54,000 in administrative fees to a Company owned by two of its significant stockholders for the year ended April 30, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS    AGE             POSITIONS
--------------------------------------------------------------------------------
Harvey Houtkin                       52    Chairman of the Board, Chief
                                           Executive Officer, President

Wanda Shefts                         43    Executive Vice President, Director

Mark Shefts                          43    Secretary/Treasurer, Director

Sherry Houtkin                       50    Director

         HARVEY I. HOUTKIN founded Arbor EnTech Corporation in October 1980 and has been our Chairman of the Board, Chief Executive Officer and President since inception. From April 1993 through the present Mr. Houtkin has been Chairman of the Board, Chief Executive Officer and Secretary of All-Tech Direct, Inc. ("All-Tech"), an NASD registered securities broker/dealer specializing in direct access electronic trading. From September 1996 to January 1997 he also served as president of All-Tech but not as Secretary. Mr. Houtkin held a seat on the New York Stock Exchange from 1984 to 1988 and co-owns a broker/dealer which operated a floor brokerage business on that Exchange during the time the seat was owned. Domestic now operates the ATTAIN(R) electronic communications network and engages in proprietary trading. Mr. Houtkin graduated from Baruch College of the City University of New York in 1970 with a Bachelor of Science Degree and in 1973 with a Masters Degree in Business Administration. He is the author of THE SOES BANDITS' GUIDE-DAY TRADING IN THE 21ST CENTURY and SECRETS OF THE SOES BANDIT.

         WANDA SHEFTS was the Vice President and a director of Arbor 1982 through April 1987 and from February 1993 through the present. She has an Associates Degree from Kingsborough Community College.

         MARK D. SHEFTS was the Secretary/Treasurer and a director of Arbor from 1982 through April 1987 and from February 1993 through the present. He has been a principal of All-Tech since early 1988 and has been its President, Chief Operating Officer, Chief Financial Officer, Treasurer and a Director since such time. From September 1996 to January 1997 he was the Secretary of All-Tech and during such period he did not hold the office of President. He is a member of the Chicago Stock Exchange and co-owns Domestic Securities, Inc., a broker/dealer which operated a floor brokerage business on the New York Stock Exchange from 1984 to 1988 and which now owns the ATTAIN(R) ECN and engages in proprietary trading. Mr. Shefts is licensed as a Commodity Pool Operator and a Commodity Trading Advisor by the National Futures Association. He is also a Certified Financial Services Auditor of the

National Association of Financial Services Auditors, a Certified Fraud Examiner of the Association of Certified Fraud Examiners, and an arbitrator for the American Arbitration Association and NASD Dispute Resolution, Inc. Mr. Shefts graduated in 1979 from Brooklyn College of the City of New York with a Bachelor of Science Degree in Accounting.

         SHERRY HOUTKIN has been a director of Arbor since February 1994. She has studied at Rockland Community College and Ramapo College.

         Mark Shefts and Wanda Shefts are husband and wife. Harvey Houtkin and Wanda Shefts are brother and sister. Harvey Houtkin and Sherry Houtkin are husband and wife.

         Mark Shefts and Harvey Houtkin, officers, directors and principal shareholders of Arbor, have not been required to file any Form 4's during the most recent fiscal year because they neither bought nor sold shares of Arbor.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

NAME AND PRINCIPAL POSITION         YEAR        SALARY      BONUS  OTHER ANNUAL COMPENSATION
-----------------------------------------------------------------  -------------------------
Harvey Houtkin: CEO & Pres.         2001             --         --            --

                                    2000             --     75,000            --

                                    1999             --    100,000            --

Wanda Shefts, VP, Dir.              2001       $162,000         --            --

                                    2000         97,785     37,000            --

                                    1999         79,500     31,000        24,000

Mark Shefts, SEC/Treas              2001             --         --            --
  Director
                                    2000             --     75,000            --

                                    1999             --    100,000            --

EMPLOYMENT AGREEMENTS

         Arbor has no employment agreements with any of its employees, including Wanda Shefts, its Executive Vice President.

STOCK OPTION PLANS

         Arbor has no stock option or bonus plans for its employees.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS

         As authorized by the Delaware General Corporation Law, Arbor's By-Laws provide that Arbor will indemnify any person who was or is a party or is threatened to be made a party to any action or proceeding by reason of such person's being an officer, director, employee or agent of Arbor if that person acted in good faith in a manner that person reasonably believed to be in or not opposed to the best interest of Arbor. Section 145 of the Delaware General Corporation Law permits indemnification of any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person was an officer, director, employee or agent of the corporation if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that the person's conduct was not unlawful.

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

         A person is deemed to be the beneficial owner of securities that can be acquired by him or her within 60 days from the date of this annual report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him or her, but not those held by any other person, and which are exercisable within 60 days of the date of this annual report, have been exercised and converted.

          NAME AND ADDRESS OF           NUMBER OF SHARES    PERCENTAGE OF SHARES
           BENEFICIAL OWNER            BENEFICIALLY OWNED    BENEFICIALLY OWNED
           ----------------            ------------------    ------------------
Harvey Houtkin((1)(2)                      3,554,000              50.4%
Wanda Shefts(1)(2)                           159,100               2.6%
Mark Shefts(1)(2)                          3,554,000              50.4%
Sherry Houtkin(1)(2)                         159,000               2.2%
All directors and executive officers
  as a group (4 persons)                   6,949,900              98.6%

(1) The address of such person is 160 Summit Avenue, Montvale, NJ 07645.

(2) Such person may be deemed to be the owner of 159,100 of such shares by virtue of his/her being a control person of Solar Products, Sun-Tank, Inc. In the case of these 159,100 shares, the beneficial owner has shared voting and investment power. With respect to all other shares, the record owner has sole investment and voting power over the shares.

         A significant number of shares are authorized but unissued. Arbor may in the future issue all or a portion of these shares to management or promoters of Arbor or their affiliates or associates. Arbor has no present plans to issue any of these shares.

                           RELATED PARTY TRANSACTIONS

         During the fiscal year ended April 30, 2001, Arbor acted as lender under two ten year loans bearing interest at 10% a year to two affiliated companies. The borrowers are Double H Management Corp. and Rushmore Financial Services, Inc. Double H is wholly owned by Rushmore. Rushmore is owned 50% by Harvey Houtkin and 50% by Mark Shefts, officers, directors and principal shareholders of Arbor.

         As of April 30, 2001, the amounts owed to Arbor were as follows:

         Rushmore Financial Services, Inc.         $  784,024
         Double H Management Corp.                    195,072
                                                   ----------
                                                      979,096
                  Accrued Interest                     46,483
                                                   ----------
                                          TOTAL:   $1,025,579
                                                   ==========

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 3(i)   Articles of Incorporation    Incorporated by reference to
                                                 Exhibit 2 of Arbor's Form 10-SB

     Exhibit 3(ii)  By-Laws                      Incorporated by reference to
                                                 Exhibit 2 of Arbor's Form 10-SB

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ARBOR ENTECH CORPORATION

Date: July 26, 2001
                                              By: /s/ Harvey Houtkin
                                                  ------------------------------
                                                  Harvey Houtkin, Chairman of
                                                  the Board, Chief Executive
                                                  Officer, President

Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by non-reporting Issuers

         No annual report or proxy material has or will be sent to security holders of Arbor.