Form 10QSB
period 2001-07-31
ARBOR ENTECH CORP
filed 2001-09-14
CIK 710782

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

                       For the period ended: July 31, 2001
or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                Identification Number)

   ROUTE 349, RD 1, BOX 1076, LITTLE MARSH, PA                 16931
   -------------------------------------------                 -----
    (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, including Area Code:   (570) 376-2217
                                                      --------------


               ----------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

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

                   CLASS                            OUTSTANDING AT JULY 31, 2001
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

                  RESULTS OF OPERATIONS

                  QUARTER ENDED JULY 31, 2001 COMPARED TO THE QUARTER ENDED JULY 31, 2000.

                  Net sales for the quarter ended July 31, 2001 were approximately $132,000, an increase of 42% as compared to net sales of approximately $93,000 for the quarter ended July 31, 2000. Net sales increased due to more sales to Home Depot.

                  Cost of sales were approximately $67,000 for the quarter ended July 31, 2001, an increase of approximately $20,000 or 43% over the comparable 2000 period cost of sales of approximately $47,000. This increase is primarily attributable to Arbor's increase in sales.

                  Selling, general and administrative expenses were approximately $157,000 for the quarter ended July 31, 2001, an increase of approximately $62,000 or 65% over selling, general and administrative expenses of approximately $95,000 for the quarter ended July 31, 2000. This increase was due primarily to an increase in shipping and packing expenses of approximately $30,000, and an overall increase in other general expenses of $32,000.

                  Interest income for the quarter ended July 31, 2001 was approximately $3,000 compared to $3,000 for the quarter ended July 31, 2000.

                  Arbor's net loss increased from approximately $46,000 for the quarter ended July 31, 2000 to approximately $89,000 for the quarter ended July 31, 2001. This was an increase of approximately $43,000, or 93%.

                  LIQUIDITY AND CAPITAL RESOURCES

                  In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products and partial payment of its notes receivable from related parties. At July 31, 2001 we had working capital of approximately $630,000.

                  As at July 31, 2001, we had cash and cash equivalents of approximately $286,000, which represented 39% of total assets. Arbor believes it has adequate working capital and will generate net revenues adequate to fund its operations for at least the next 12 months.

                  Net cash used in operating activities increased by approximately $250,000 for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000. This increase was primarily attributable to the following factors: (i) an increase in net loss of $43,000, (ii) an increase in inventories of $151,000 and (iii) a decrease in payables of $75,000, offset by an increase in receivables of $11,000.

                  The Company had no capital expenditures during the quarter ended July 31, 2001, compared with approximately $18,000 for the quarter ended July 31, 2000.

                            ARBOR ENTECH CORPORATION
                                  BALANCE SHEET
                                  JULY 31, 2001
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                                   $   285,561
  Accounts Receivable                                                              41,829
  Inventories                                                                     310,328
  Prepaid Expenses                                                                 36,917
  Deposits                                                                         10,000
                                                                              -----------

         Total Current Assets                                                     684,635

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $73,952)                                                         47,048
                                                                              -----------

                                                                              $   731,683
                                                                              ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities                                    $    52,490
  Taxes Payable                                                                     2,304
                                                                              -----------

         Total Current Liabilities                                                 54,794
                                                                              -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                                7,050
  Additional Paid-In Capital                                                    2,170,343
  Retained Earnings (Deficit)                                                  (  450,478)
  Notes Receivable - Related Parties                                           (1,050,026)
                                                                              -----------

         Total Stockholders' Equity                                               676,889
                                                                              -----------
                                                                              $   731,683
                                                                              ===========


The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                               Quarter Ended
                                                                  July 31,
                                                     ------------------------------
                                                          2001              2000
                                                     -----------        -----------
Net Sales                                            $   132,049        $    92,654
                                                     -----------        -----------

Costs and Expenses:
  Cost of Sales                                           66,880             46,816
  Selling, General and Administrative Expenses           157,051             94,814
                                                     -----------        -----------
                                                         223,931            141,630
                                                     -----------        -----------

         Loss from Operations                          (  91,882)        (   48,976)
                                                     -----------        -----------

Other Income:
  Interest Income                                          3,323              2,889
                                                     -----------        -----------

                                                           3,323              2,889
                                                     -----------        -----------

         Net Loss                                    $(   88,559)       $(   46,087)
                                                     ===========        ===========

Earnings Per Common Share - Basic                    $(      .01)       $(      .01)
                                                     ===========        ===========

Weighted Average Shares Outstanding                    7,050,540          7,050,540
                                                     ===========        ===========


The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   Quarter Ended
                                                                                      July 31,
                                                                           ---------------------------
                                                                              2001             2000
                                                                           ---------        ---------
Cash Flows from Operating Activities:
  Net Loss                                                                 $( 88,559)       $( 46,087)
                                                                           ---------        ---------
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) in Operating Activities:
  Depreciation                                                                 3,393            2,855
  Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable                                           14,022            3,234
    (Increase) in Inventories                                               (185,490)        ( 33,794)
    (Increase) in Prepaid Expenses                                          (    317)        (  8,800)
    Increase (Decrease) in Accounts Payable and Accrued Liabilities         ( 33,307)          13,377
    (Decrease) in Taxes Payable                                             ( 49,619)        ( 20,693)
                                                                           ---------        ---------

         Total Adjustments                                                  (251,318)        ( 43,821)
                                                                           ---------        ---------

Net Cash (Used) in Operating Activities                                     (339,877)        ( 89,908)
                                                                           ---------        ---------

Cash Flows from Investing Activities:
  Capital Expenditures                                                             -         ( 17,950)
                                                                           ---------        ---------

Net Cash (Used) in Investing Activities                                            -         ( 17,950)
                                                                           ---------        ---------

Cash Flows from Financing Activities:
  Loans to Related Parties                                                  ( 24,447)        ( 22,560)
  Capital Contributed                                                         24,447           22,560
                                                                           ---------        ---------

Net Cash (Used) In Financing Activities                                            -                -
                                                                           ---------        ---------

(Decrease) in Cash and Cash Equivalents                                     (339,877)        (107,858)

Cash and Cash Equivalents - Beginning of Period                              625,438          496,074
                                                                           ---------        ---------

Cash and Cash Equivalents - End of Period                                  $ 285,561        $ 388,216
                                                                           =========        =========

Supplemental Cash Flow Information:
  Cash Paid for Interest                                                   $   -            $   -
                                                                           =========        =========

  Cash Paid for Income Taxes                                               $  42,305        $  29,985
                                                                           =========        =========


The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (Unaudited)


NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENT

                  In the opinion of the Company, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and cash flows presented.

                  Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

                  Inventories consist of the following:

                    Raw Materials                                 $   207,920
                    Finished Goods                                    102,408
                                                                  -----------
                                                                  $   310,328
                                                                  ===========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                    Property, plant and equipment consists of the following:

                    Land                                          $    3,000
                    Building and Improvements                         61,114
                    Machinery and Equipment                            4,300
                    Computers                                         12,804
                    Automotive Equipment                              39,782
                                                                  ----------
                                                                     121,000
                  Less:  Accumulated Depreciation                     73,952
                                                                  ----------
                                                                  $   47,048
                                                                  ==========

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

                  The notes consist of the following:
                           Receivable from:
                               Rushmore Financial Services, Inc. (a)        $  784,024
                               Double H Management Corp. (b)                   195,072
                                                                            ----------
                                                                               979,096
                               Accrued Interest                                 70,930
                                                                            ----------
                                                                            $1,050,026
                                                                            ==========

                  (a) A corporation wholly owned by Mr. Shefts and Mr. Houtkin.

                  (b) A wholly owned subsidiary of Rushmore Financial Services,
                      Inc.



NOTE 5 - COMMITMENTS AND CONTINGENCIES

         LINE OF CREDIT

                  The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at July 31, 2001 on this credit facility.

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


Dated: September 14, 2001