Form 10QSB
period 2001-10-31
ARBOR ENTECH CORP
filed 2001-12-18
CIK 710782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT 0F 1934
                           For the period ended: October 31, 2001
or
          [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______________ to _______________

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

            RESULTS OF OPERATIONS

            QUARTER ENDED OCTOBER 31, 2001 COMPARED TO THE QUARTER ENDED OCTOBER 31, 2000.

            Net sales for the quarter ended October 31, 2001 were approximately $462,000, an increase of 30% as compared to net sales of approximately $355,000 for the quarter ended October 31, 2000. Net sales increased primarily due to more sales to Home Depot.

            Cost of sales were approximately $231,000 for the quarter ended October 31, 2001, an increase of approximately $46,000 or 25% over the comparable 2000 period cost of sales of approximately $185,000. This increase is primarily attributable to Arbor's increase in sales.

            Selling, general and administrative expenses were approximately $175,000 for the quarter ended October 31, 2001, an increase of approximately $37,000 or 27% over selling, general and administrative expenses of approximately $138,000 for the quarter ended October 31, 2000. This increase was due primarily to an increase of $4,000 in shipping and packing costs, an increase of approximately $9,000 in warehouse expenses as well as an increase of $24,000 in general expenses.

            Interest income for the quarter ended October 31, 2001 was approximately $1,100 compared to $2,000 for the quarter ended October 31, 2000. The decrease in interest income is primarily attributable to lower average money market account balances in the current quarter.

            Arbor's net income increased from approximately $27,000 for the quarter ended October 31, 2000 to approximately $58,000 for the quarter ended October 31, 2001. This was an increase of approximately $31,000, or 115%.

            SIX MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2000.

            Net sales for the six months ended October 31, 2001 were approximately $594,000, an increase of 33% as compared to net sales of approximately $448,000 for the six months ended October 31, 2000. Net sales increased primarily due to more sales to Home Depot.

            Cost of sales were approximately $298,000 for the six months ended October 31, 2001, a increase of approximately $66,000 or 28% over the comparable 2000 period cost of sales of approximately $232,000. This increase is primarily attributable to Arbor's increase in sales.

            Selling, general and administrative expenses were approximately $332,000 for the six months ended October 31, 2001, an increase of approximately $99,000 or 42% over selling, general and administrative expenses of approximately $233,000 for the six months ended October 31, 2000. This increase was due primarily to an increase in packing and shipping costs of approximately $18,000, an increase in warehouse costs of approximately $22,000 and an overall increase in other general expenses of $59,000.

            Interest income for the six months ended October 31, 2001 was approximately $4,000 compared to interest income of $5,000 for the six months ended October 31, 2000.

            Arbor's net loss increased from approximately $19,000 for the six months ended October 31, 2000 to approximately $31,000 for the six months ended October 31, 2001. This was an increase of approximately $12,000, or 63%.

            LIQUIDITY AND CAPITAL RESOURCES

            In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products. At October 31, 2001 we had working capital of approximately $713,000.

            As at October 31, 2001, we had cash and cash equivalents of approximately $340,000, which represented 42% of total assets. Arbor believes it has adequate working capital and will generate net revenues adequate to fund its operations for at least the next 12 months.

            Net cash used in operating activities increased by approximately $72,000 from the six months ended October 31, 2000 to the six months ended October 31, 2001. This increase was partially offset by $21,000 net cash provided by financing activities for the six months ended October 31, 2001.

            Net cash used in investing activities was approximately $18,000 during the six months ended October 31, 2000, which represented capital expenditures made by Arbor and no cash was used by investing activities for the six months ended October 31, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) None
(b) None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ARBOR ENTECH CORPORATION
                                                        Registrant

                                                  By: /s/Harvey Houtkin
                                                        President

                                                  By: /s/Mark Shefts
                                                        Mark Shefts
                                                        Chief Financial Officer


Dated: December 14, 2001

                            ARBOR ENTECH CORPORATION
                                  BALANCE SHEET
                                OCTOBER 31, 2001
                                   (Unaudited)


                                       ASSETS

Current Assets:
  Cash and Cash Equivalents                                                     $   339,653
  Accounts Receivable                                                               207,199
  Inventories                                                                       189,079
  Prepaid Expenses                                                                   35,717
                                                                                -----------

         Total Current Assets                                                       771,648

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $77,345)                                                           43,655
                                                                                -----------

                                                                                $   815,303
                                                                                ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                              $    54,786
  Taxes Payable                                                                       4,600
                                                                                -----------

         Total Current Liabilities                                                   59,386
                                                                                -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                                  7,050
  Additional Paid-In Capital                                                      2,194,101
  Retained Earnings (Deficit)                                                      (392,450)
  Notes Receivable - Related Parties                                             (1,052,784)
                                                                                -----------

         Total Stockholders' Equity                                                 755,917
                                                                                -----------

                                                                                $   815,303
                                                                                ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                               STATEMENT OF INCOME
                                   (Unaudited)


                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             ---------------------------     ----------------------------
                                                                     OCTOBER 31,                      OCTOBER 31,
                                                             ---------------------------     ----------------------------
                                                                 2001            2000            2001            2000
                                                             -----------     -----------     -----------      -----------

Net Sales                                                    $   461,929     $   355,297     $   593,978      $   447,951
                                                             -----------     -----------     -----------      -----------

Costs and Expenses:
  Cost of Sales                                                  230,733         185,472         297,613          232,288
  Selling, General and Administrative Expenses                   174,574         138,083         331,625          232,897
                                                             -----------     -----------     -----------      -----------
                                                                 405,307         323,555         629,238          465,185
                                                             -----------     -----------     -----------      -----------

         Operating Income (Loss)                                  56,622          31,742         (35,260)         (17,234)
                                                             -----------     -----------     -----------      -----------

Other Income (Expense):
  Interest Income                                                  1,124           2,019           4,447            4,908
  Other                                                            4,882              --           4,882               --
                                                             -----------     -----------     -----------      -----------
         Total Other Income                                        6,006           2,019           9,329            4,908
                                                             -----------     -----------     -----------      -----------

         Income (Loss) before Provision for Income Taxes          62,628          33,761         (25,931)         (12,326)

Provision for Income Taxes                                         4,600           7,025           4,600            7,025
                                                             -----------     -----------     -----------      -----------

         Net Income (Loss)                                   $    58,028     $    26,736     $   (30,531)     $   (19,351)
                                                             ===========     ===========     ===========      ===========

Earnings Per Common Share - Basic                            $       .01     $       .00     $      (.00)     $      (.00)
                                                             ===========     ===========     ===========      ===========

Weighted Average Shares Outstanding                            7,050,540       7,050,540       7,050,540        7,050,540
                                                             ===========     ===========     ===========      ===========






The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                        SIX MONTHS ENDED
                                                    ------------------------
                                                           OCTOBER 31,
                                                    ------------------------
                                                       2001          2000
                                                    ---------      ---------
Cash Flows from Operating Activities:
  Net (Loss)                                        $ (30,531)     $ (19,351)
                                                    ---------      ---------
  Adjustments to Reconcile Net (Loss) to
    Net Cash (Used) by Operating
    Activities:
  Depreciation                                          6,786          6,710
  Loss on Sale of Trading Securities                       --             --
  Changes in Operating Assets and Liabilities
    (Increase) in Accounts Receivable                (151,348)      (226,519)
    (Increase) Decrease in Inventories                (64,241)         2,549
    (Increase) Decrease in Prepaid Expenses            10,883         (8,800)
    Increase (Decrease) in Accounts Payable           (31,011)        10,598
    (Decrease) in Taxes Payable                       (47,323)            --
                                                    ---------      ---------

         Total Adjustments                           (276,254)      (215,462)
                                                    ---------      ---------

Net Cash (Used) by Operating Activities              (306,785)      (234,813)
                                                    ---------      ---------

Cash Flows from Investing Activities:
  Capital Expenditures                                     --        (17,950)
                                                    ---------      ---------

Net Cash (Used) in Investing Activities                    --        (17,950)
                                                    ---------      ---------

Cash Flows from Financing Activities:
  Capital Contributed                                  48,205         45,552
  Loans to Related Parties                            (48,205)       (45,552)
  Repayment of Loans to Related Parties                21,000             --
                                                    ---------      ---------

Net Cash Provided by in Financing Activities           21,000             --
                                                    ---------      ---------

(Decrease) in Cash and Cash Equivalents              (285,785)      (252,763)

Cash and Cash Equivalents - Beginning of Period       625,438        496,074
                                                    ---------      ---------

Cash and Cash Equivalents - End of Period           $ 339,653      $ 243,311
                                                    =========      =========

Supplemental Cash Flow Information:
  Cash Paid for Interest                            $      --      $      --
                                                    =========      =========

  Cash Paid for Income Taxes                        $  42,305      $  29,985
                                                    =========      =========


The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (Unaudited)



NOTE 1 -    UNAUDITED INTERIM FINANCIAL STATEMENTS

            In the opinion of the Company, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and cash flows presented.

            Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 -    INVENTORIES

            Inventories consist of the following:

            Raw Materials                                 $     63,026
            Finished Goods                                     126,053
                                                          ------------

                                                          $    189,079
                                                          ============

NOTE 3 -    PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consists of the following:

            Land                                          $      3,000
            Building and Improvements                           61,114
            Machinery and Equipment                              4,300
            Computers                                           12,804
            Automobiles and Trucks                              39,782
                                                          ------------
                                                               121,000

            Less:   Accumulated Depreciation                    77,345
                                                          ------------

                                                          $     43,655
                                                          ============

            The land and building are collateralized by a mortgage held by the Company's Secretary/Treasurer (see Note 5).

NOTE 4 -    NOTES RECEIVABLE - RELATED PARTIES

            Notes receivable from related parties consists of amounts due from affiliated companies. These loans originally had no specific repayment terms and are classified as a deduction from stockholders' equity. Although the loans bear interest such interest is not recorded as income for financial statement purposes but as additional contributed capital. In November 1999 the remaining two loans were memorialized into 10 year promissory notes bearing interest at 10% per annum. In October 2001 the interest rate was reduced to 7% per annum (see Note 6).

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (Unaudited)


NOTE 4 -    NOTES RECEIVABLE - RELATED PARTIES (Continued)

            The notes consist of the following:
                  Receivable from:
                      Rushmore Financial Services, Inc. (a)          $   784,024
                      ATTAIN Technology, Inc.
                      (F/K/A Double H Management Corp.) (b)              195,072
                                                                     -----------
                                                                         979,096
                      Accrued Interest                                    73,688
                                                                     -----------
                                                                     $ 1,052,784
                                                                     ===========

              (a) A corporation wholly owned by Mr. Shefts and Mr. Houtkin.
              (b) A wholly owned subsidiary of Rushmore Financial Services, Inc.


NOTE 5 -    RELATED PARTY TRANSACTIONS

            The Company incurred $21,000 in administrative fees to a Company owned by two of its significant stockholders for the six months ended October 31, 2001.

NOTE 6 -    COMMITMENTS AND CONTINGENCIES

            LINE OF CREDIT

            The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at October 31, 2001 on this credit facility.

NOTE 7 -    SUBSEQUENT EVENTS

            The Company has not received the principal payments in the amount of $108,789 that were due November 18, 2001 on its notes receivable from related parties. In addition, the Company has been repaid $21,000 of a total of approximately $98,000 accrued interest receivable on the notes that were due on November 18, 2001.