Form 10QSB
period 2002-01-31
ARBOR ENTECH CORP
filed 2002-03-15
CIK 710782

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934
                     For the period ended: January 31, 2002
or
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from __________ to ___________

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

                  Class                        Outstanding At January 31, 2002
                  -----                        -------------------------------
Common Stock, par value $.001 per share                   7,050,540


Transitional Small Business Format (check one): Yes       No   X
                                                              ---

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

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

         RESULTS OF OPERATIONS

         QUARTER ENDED JANUARY 31, 2002 COMPARED TO THE QUARTER ENDED JANUARY 31, 2001.

         Net sales for the quarter ended January 31, 2002 were approximately $459,000, a decrease of 11% as compared to net sales of approximately $518,000 for the quarter ended January 31, 2001. Net sales decreased due to less sales to Home Depot. We believe this resulted from the unusually warm weather in the Northeast United States this winter.

         Cost of sales were approximately $230,000 for the quarter ended January 31, 2002, a decrease of approximately $38,000 or 14% over the comparable 2001 period cost of sales of approximately $268,000. This decrease is primarily attributable to Arbor's decrease in sales.

         Selling, general and administrative expenses were approximately $230,000 for the quarter ended January 31, 2002, an increase of approximately $24,000 or 12% over selling, general and administrative expenses of approximately $206,000 for the quarter ended January 31, 2001.

         Interest income for the quarter ended January 31, 2002 was approximately $300 compared to $1,400 for the quarter ended January 31, 2001. The decrease in interest income is primarily attributable to lower average money market account balances in the current quarter.

         Other income for the quarter ended January 31, 2002 was $0, compared to $21,000 for the quarter ended January 31, 2001. Other income for the quarter ended January 31, 2001 consisted of $21,000 from a class action settlement of claims regarding price fixing on NASDAQ.

         Arbor's net income decreased from approximately $24,000 for the quarter ended January 31, 2001 to a net loss of approximately $4,000 for the quarter ended January 31, 2002.

         NINE MONTHS ENDED JANUARY 31, 2002 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2001.

         Net sales for the nine months ended January 31, 2002 were approximately $1,053,000, an increase of 9% as compared to net sales of approximately $966,000 for the nine months ended January 31, 2001. Net sales increased due to more sales to Home Depot.

         Cost of sales were approximately $528,000 for the nine months ended January 31, 2002, an increase of approximately $28,000 or 6% over the comparable 2001 period cost of sales of approximately $500,000. This increase is primarily attributable to Arbor's increase in sales.

         Selling, general and administrative expenses were approximately $562,000 for the nine months ended January 31, 2002, an increase of approximately $123,000 or 28% over selling, general and administrative expenses of approximately $439,000 for the nine months ended January 31, 2001. This increase was due primarily to increases in warehouse costs of approximately $24,000, salaries and related costs of approximately $26,000, and other general expenses of $73,000.

         Interest income for the nine months ended January 31, 2002 was approximately $5,000 compared to interest income of $6,000 for the nine months ended January 31, 2001.

         Other income for the nine months ended January 31, 2002 was approximately $5,000, compared to $21,000 for the nine months ended January 31, 2001. Other income for the nine months ended January 31, 2001 consisted of $21,000 from a class action settlement of claims regarding price fixing on NASDAQ.

         Arbor's net income decreased from net income of approximately $5,000 for the nine months ended January 31, 2001 to a net loss of approximately $34,000 for the nine months ended January 31, 2002.

         LIQUIDITY AND CAPITAL RESOURCES

         In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products and partial payment of its notes receivable from related parties. At January 31, 2002 we had working capital of approximately $712,000.

         As at January 31, 2002, we had cash and cash equivalents of approximately $239,000, which represented 30% of total assets. Arbor believes it has adequate working capital and will generate net revenues adequate to fund its operations for at least the next 12 months.

         Net cash used in operating activities amounted to approximately $407,000 for nine months ended January 31, 2002. Net loss of $34,000 was reduced by increases in accounts receivable of $268,000 and inventories of $52,000. It was further reduced by a decrease in accounts payable and accrued liabilities of $89,000. Net cash used in operating activities was increased by decreases in other current assets of $25,000 and non-cash depreciation charges of $10,000.

         Net cash provided by financing activities was approximately $21,000 for the nine months ended January 31, 2002. This was primarily attributable to the proceeds received on loans previously made to related parties.

                            ARBOR ENTECH CORPORATION
                            ------------------------
                                  BALANCE SHEET
                                  -------------
                                JANUARY 31, 2002
                                ----------------
                                   (Unaudited)

                                     ASSETS
                                     ------
Current Assets:
  Cash and Cash Equivalents                                  $   238,966
  Accounts Receivable                                            323,701
  Inventories                                                    176,799
  Prepaid Expenses                                                21,392
                                                             -----------

         Total Current Assets                                    760,858

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $80,738)                                        40,262
                                                             -----------

                                                             $   801,120
                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts Payable                                           $    41,054
  Taxes Payable                                                    8,000
                                                             -----------

         Total Current Liabilities                                49,054
                                                             -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                               7,050
  Additional Paid-In Capital                                   2,211,235
  Retained Earnings (Deficit)                                   (396,301)
  Notes Receivable - Related Parties                          (1,069,918)
                                                             -----------

         Total Stockholders' Equity                              752,066
                                                             -----------

                                                             $   801,120
                                                             ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                            ------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (Unaudited)

                                                               Three Months Ended          Nine Months Ended
                                                           --------------------------   --------------------------
                                                                   January 31,                  January 31,
                                                           --------------------------   --------------------------
                                                               2002           2001         2002           2001
                                                           -----------    -----------   -----------    -----------
Net Sales                                                  $   459,497    $   518,414   $ 1,053,475    $   966,365
                                                           -----------    -----------   -----------    -----------
Costs and Expenses:
  Cost of Sales                                                230,231        267,660       527,844        499,948
  Selling, General and Administrative Expenses                 230,014        205,910       561,639        438,807
                                                           -----------    -----------   -----------    -----------
                                                               460,245        473,570     1,089,483        938,755
                                                           -----------    -----------   -----------    -----------

         Operating Income (Loss)                                  (748)        44,844       (36,008)        27,610
                                                           -----------    -----------   -----------    -----------

Other Income:
  Interest Income                                                  297          1,405         4,744          6,313
  Other                                                             --         20,906         4,882         20,906
                                                           -----------    -----------   -----------    -----------
         Total Other Income                                        297         22,311         9,626         27,219
                                                           -----------    -----------   -----------    -----------

         Income (Loss) before Provision for Income Taxes          (451)        67,155       (26,382)        54,829

Provision for Income Taxes                                       3,400         42,975         8,000         50,000
                                                           -----------    -----------   -----------    -----------
         Net Income (Loss)                                 $    (3,851)   $    24,180   $   (34,382)   $     4,829
                                                           ===========    ===========   ===========    ===========

Earnings Per Common Share - Basic                          $      (.00)   $       .00   $      (.00)   $       .00
                                                           ===========    ===========   ===========    ===========

Weighted Average Shares Outstanding                          7,050,450      7,050,540     7,050,450      7,050,540
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

                            ARBOR ENTECH CORPORATION
                            ------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                      ----------------------
                                                                            January 31,
                                                                      ----------------------
                                                                        2002         2001
                                                                      ---------    ---------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                   $ (34,382)   $   4,829
                                                                      ---------    ---------
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash (Used) by Operating Activities:
  Depreciation                                                           10,179       10,565
  Changes in Operating Assets and Liabilities
    (Increase) in Accounts Receivable                                  (267,850)    (162,657)
    (Increase) Decrease in Inventories                                  (51,961)      45,918
    (Increase) Decrease in Other Current Assets                          25,208       (8,800)
    Increase (Decrease) in Accounts Payable and Accrued Liabilities     (88,666)      35,018
                                                                      ---------    ---------

         Total Adjustments                                             (373,090)     (79,956)
                                                                      ---------    ---------

Net Cash (Used) by Operating Activities                                (407,472)     (75,127)
                                                                      ---------    ---------

Cash Flows from Investing Activities:
  Capital Expenditures                                                     --        (17,950)
                                                                      ---------    ---------

Net Cash (Used) in Investing Activities                                    --        (17,950)
                                                                      ---------    ---------

Cash Flows from Financing Activities:
  Capital Contributed                                                    65,339       90,864
  Loans to Related Parties                                              (65,339)     (90,864)
  Proceeds of Loans to Related Parties                                     --        217,578
  Payment of Accrued Interest on Loans to Related Party                  21,000         --
  Loans to Related Parties                                                 --           --
                                                                      ---------    ---------

Net Cash Provided by Financing Activities                                21,000      217,578
                                                                      ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents                       (386,472)     124,501

Cash and Cash Equivalents - Beginning of Period                         625,438      496,074
                                                                      ---------    ---------

Cash and Cash Equivalents - End of Period                             $ 238,966    $ 620,575
                                                                      =========    =========

Supplemental Cash Flow Information:
  Cash Paid for Interest                                              $    --      $    --
                                                                      =========    =========

  Cash Paid for Income Taxes                                          $   9,304    $  29,985
                                                                      =========    =========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                JANUARY 31, 2002
                                ----------------
                                   (Unaudited)


NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and cash flows presented.

         Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INVENTORIES

         Inventories consist of the following:

           Raw Materials                                   $   117,866
           Finished Goods                                       58,933
                                                           -----------

                                                           $   176,799
                                                           ===========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

           Land                                             $   3,000
           Building and Improvements                           61,114
           Machinery and Equipment                              4,300
           Computers                                           12,804
           Automobiles and Trucks                              39,782
                                                           ----------
                                                              121,000
           Less:   Accumulated Depreciation                    80,738
                                                           ----------

                                                           $   40,262
                                                           ==========

         The land and building are collateralized by a mortgage held by the Company's Secretary/Treasurer (see Note 6).

NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

         Notes receivable from related parties consists of amounts due from affiliated companies. These notes and accrued interest thereon are classified as a deduction from stockholders' equity. Although the notes bear interest such interest is not recorded as income for financial statement purposes but as additional contributed capital. The notes are 10 year notes effective November 1999. Interest was originally 10% per annum and in October 2001 was reduced to 7% per annum.

                            ARBOR ENTECH CORPORATION
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                JANUARY 31, 2002
                                ----------------
                                   (Unaudited)


NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES (Continued)
         ----------------------------------

         The notes consist of the following:
                Receivable from:
                    Rushmore Financial Services, Inc. (a)           $   784,024
                    ATTAIN Technology, Inc.
                    (F/K/A Double H Management Corp.) (b)               195,072
                                                                    -----------
                                                                        979,096
                    Accrued Interest                                     90,822
                                                                    -----------
                                                                    $ 1,069,918
                                                                    ===========

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

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company incurred $27,000 in administrative fees to a Company owned by two of its significant stockholders during the nine months ended January 31, 2002.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         LINE OF CREDIT

         The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at January 31, 2002 on this credit facility.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) None
(b) None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARBOR ENTECH CORPORATION
                                                   Registrant

                                        By: s/Harvey Houtkin
                                            ----------------------------
                                             President

                                        By: s/Mark Shefts
                                            ----------------------------
                                             Chief Financial Officer

Dated: March 15, 2002