Form 10KSB
period 2002-04-30
ARBOR ENTECH CORP
filed 2002-09-09
CIK 710782

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year ended April 30, 2002

              / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ....... to .......
                        Commission file number 000 30432

                            ARBOR ENTECH CORPORATION
               ---------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                  DELAWARE                             22-2335094
      --------------------------------      ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

  RD 1, BOX 1076, LITTLE MARSH, PENNSYLVANIA             16931
  -------------------------------------------          ----------
   (Address of principal executive offices)            (Zip Code)

Issuer's telephone number (570) 376-2217
                          --------------

Securities registered under Section 12(b) of the Act:

           TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH
           TO BE SO REGISTERED                 EACH CLASS IS TO BE REGISTERED
           --------------------                -------------------------------
                  None                             NASD Bulletin Board

Securities registered under Section 12(g) of the Act:

                                     Common
             ---------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / / No /X/

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation SB not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /X/

     State issuer's revenues for its most recent fiscal year: $1,360,139.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Average Bid/Ask 9/6/02: $345,476.46.
                                                    -----------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non- affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                  Yes                 No    X
                      ......              ......

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


                                     Page 1


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

ITEM 2.  DESCRIPTION OF PROPERTY

     Arbor owns a lumber mill facility located on 102 acres of property in Little Marsh, Pennsylvania. The mill consists of an enclosed structure of 17,000 square feet, with a 7,000 outdoor overhang for airing of inventory and another outdoor overhang of more than 10,000 feet to hold inventory so that Arbor can respond more quickly to orders. Approximately 12 acres of the property is devoted to Arbor's work area and the remaining 90 acres are forest land. The real property is mortgaged to Mark Shefts, Secretary/Treasurer and a director of Arbor, to secure a credit line Mr. Shefts extended to Arbor in the amount of $100,000.

ITEM 3.  LEGAL PROCEEDINGS

     Arbor is not currently involved in any outstanding legal proceedings nor was it in the fiscal year ended April 30, 2002. In the ordinary course of business Arbor may become involved in proceedings involving workers' compensation, trucking issues and disputes involving orders, none of which is expected to have a material adverse effect on its business.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2002 COMPARED TO THE FISCAL YEAR ENDED APRIL 30,
2001.

     Net sales for the fiscal year ended April 30, 2002, were approximately $1,360,000, an increase of approximately $163,000 or 14% as compared to net sales of approximately $1,197,000 for the fiscal year ended April 30, 2001. Net sales increased due to additional sales to Home depot.

     Cost of sales was approximately $759,000 for fiscal 2002, an increase of approximately $166,000, or 28% over fiscal 2001 cost of sales of approximately $593,000. Cost of sales as a percentage of net sales was approximately 56% for fiscal 2002 compared to approximately 50% for fiscal 2001. This increase is primarily attributable to an increase in product costs during fiscal 2002 that was not passed on in increased sales prices to Home Depot.

     Selling, general and administrative expenses were approximately $689,000 for fiscal 2002, an increase of approximately $90,000, or 15% over fiscal 2001 selling, general and administrative expenses of approximately $599,000. This increase was due to primarily to increases in warehouse costs and salaries and related costs of approximately $31,000 and other general expenses of approximately $59,000.

     Interest income for fiscal 2002 was approximately $5,800, a decrease of approximately $2,800, or 33% from fiscal 2001 interest income of approximately $8,600. This decrease was primarily attributable to a decrease in the rate of interest along with lower cash balances.

     Other income for fiscal 2002 was approximately $6,000 compared to approximately $21,000 for fiscal 2001. This decrease of approximately $15,000 was primarily attributable to the receipt of funds distributed as a result of a class action settlement with certain market makers in fiscal 2001.

     The income tax provision decreased from approximately $50,000 for the fiscal year ended April 30, 2001, to approximately $1,000 for the fiscal year ended April 30, 2002. This decrease was primarily attributable to the loss incurred in fiscal 2002.

     Arbor incurred a net loss of approximately $78,000 for the fiscal year ended April 30, 2002 compared to a net loss of approximately $16,000 for the fiscal year ended April 30, 2001.

     The results of operations for the fiscal year ended April 30, 2002 are not necessarily indicative of the results for any future interim or fiscal year period.

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

     Cost of sales was approximately $593,000 for fiscal 2001, an increase of approximately $12,000, or 2% over fiscal 2000 cost of sales of approximately $581,000. This increase is primarily attributable to Arbor's growth in sales.

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

LIQUIDITY AND CAPITAL RESOURCES

     In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products. At April 30, 2002 we had a working capital of approximately $686,000.

     As at April 30, 2002, we had cash and cash equivalents of approximately $252,000, which represented 31% of total assets. Arbor believes it has adequate working capital and will generate net revenues adequate to fund its operations for at least the next 12 months.

     Net cash used in operating activities increased by approximately $350,000 from fiscal 2001 to fiscal 2002. This increase of net cash used in operating activities was primarily attributable to an increase in accounts receivable of approximately $231,000 and an increase in net loss of approximately $63,000.

     Net cash used in investing activities decreased by approximately $11,000 from fiscal 2001 to fiscal 2002, all attributable to capital expenditures incurred.

     Net cash provided by financing activities was approximately $218,000 in fiscal 2001, compared to net cash provided by financing activities of approximately $54,000 in fiscal 2002, or a net decrease of $164,000. This decrease was primarily attributable to a reduction in proceeds received on repayment of loans to related parties of approximately $164,000.

ITEM 7.  FINANCIAL STATEMENTS

                            ARBOR ENTECH CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE
Report of Independent Accountants

Balance Sheet, April 30, 2002

Statement of Operations, Years Ended April 30, 2002
  and April 30, 2001

Statement of Stockholders' Equity, Years Ended April 30, 2002
  and April 30, 2001




Statement of Cash Flows, Years Ended April 30, 2002 and
  April 30, 2001

Notes to Financial Statements



                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Arbor EnTech Corporation

We have audited the accompanying balance sheet of Arbor EnTech Corporation as of April 30, 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2002, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                       WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
July 19, 2002


                            ARBOR ENTECH CORPORATION
                                  BALANCE SHEET
                                 APRIL 30, 2002

                                     ASSETS


Current Assets:
  Cash and Cash Equivalents                                          $  252,026
  Accounts Receivable                                                   307,807
  Inventories                                                           144,239
  Prepaid Expenses                                                       40,609
                                                                     ----------



      Total Current Assets                                              744,681

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $84,131)                                               55,927
                                                                     ----------
                                                                     $  800,608
                                                                     ----------
                                                                     ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                   $   57,434
  Taxes Payable                                                           1,479
                                                                     ----------
      Total Current Liabilities                                          58,913
                                                                     ----------
Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                      7,050
  Additional Paid-In Capital                                          2,228,369
  Retained Earnings (Deficit)                                        (  439,672)
  Notes Receivable - Related Parties                                 (1,054,052)
                                                                     ----------
      Total Stockholders' Equity                                        741,695
                                                                     ----------

                                                                     $  800,608
                                                                     ----------
                                                                     ----------


The accompanying notes are an integral part of the financial statements.


                            ARBOR ENTECH CORPORATION
                             STATEMENT OF OPERATIONS


                                                                              Years Ended April 30,
                                                                       -------------------------------------
                                                                          2002                      2001
                                                                       -----------               -----------
Sales - Net                                                            $ 1,360,139               $ 1,197,354
                                                                       -----------               -----------
Costs and Expenses:
  Cost of Sales                                                            759,053                   593,469
  Selling, General and Administrative Expenses                             689,046                   599,052
                                                                       -----------               -----------
                                                                         1,448,099                 1,192,521
                                                                       -----------               -----------
      Operating Income (Loss)                                           (   87,960)                    4,833
                                                                       -----------               -----------

Other Income:
  Interest Income                                                            5,771                     8,643




  Other                                                                      5,915                    20,906
                                                                       -----------               -----------
                                                                            11,686                    29,549
                                                                       -----------               -----------
  Income (Loss) Before Provision for Income Taxes                       (   76,274)                   34,382

Provision for Income Taxes                                                   1,479                    49,921
                                                                       -----------               -----------

      Net (Loss)                                                       $(   77,753)              $(   15,539)
                                                                       -----------               -----------
                                                                       -----------               -----------

Loss Per Common Share - Basic                                          $(      .01)              $(      .00)
                                                                       -----------               -----------

Weighted Average Shares Outstanding                                      7,050,540                 7,050,540
                                                                       -----------               -----------
                                                                       -----------               -----------


The accompanying notes are an integral part of the financial statements.


                            ARBOR ENTECH CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                     Notes
                                        Common Stock            Additional           Retained      Receivable-
                                     ------------------          Paid-In             Earnings       Related
                                      Shares     Amount          Capital             (Deficit)      Parties              Total
                                     ---------   ------         ----------           ---------      -----------        ---------

Balance - April 30, 2000             7,050,540   $7,050         $2,030,756           $(346,380)    $(1,128,016)        $ 563,410

Capital Contributed                          -        -            115,140                   -               -           115,140

Repayments of Loans to
  Related Parties - Net                      -        -                  -                   -         102,437           102,437

Net Loss                                     -        -                  -            ( 15,539)              -          ( 15,539)
                                     ---------   ------         ----------           ---------      -----------        ---------

Balance - April 30, 2001             7,050,540    7,050          2,145,896            (361,919)     (1,025,579)          765,448

Capital Contributed                          -        -             82,473                   -               -            82,473

Loans to
  Related Parties - Net                      -        -                  -                   -         (28,473)         ( 28,473)

Net Loss                                     -        -                  -            ( 77,753)              -          ( 77,753)
                                     ---------   ------         ----------           ---------      -----------        ---------

Balance - April 30, 2002             7,050,540   $7,050         $2,228,369           $(439,672)    $(1,054,052)        $ 741,695
                                     ---------   ------         ----------           ---------      -----------        ---------
                                     ---------   ------         ----------           ---------      -----------        ---------


The accompanying notes are an integral part of the financial statements.



                            ARBOR ENTECH CORPORATION
                             STATEMENT OF CASH FLOWS


                                                                                        Years Ended April 30,
                                                                                ---------------------------------------
                                                                                   2002                         2001
                                                                                ---------                    ---------
Cash Flows from Operating Activities:
  Net (Loss)                                                                    $( 77,753)                   $( 15,539)
                                                                                ---------                    ---------
  Adjustments to Reconcile Net (Loss) to Net Cash
    (Used) in Operating Activities:
  Depreciation                                                                     13,572                       13,572
  Changes in Operating Assets and Liabilities:
    (Increase) in Accounts Receivable                                            (251,956)                    ( 21,330)
    (Increase) in Inventories                                                    ( 19,401)                    ( 61,480)
    (Increase) in Prepaid Expenses                                               (  4,009)                    ( 36,600)
    (Increase) in Deposits                                                              -                     ( 10,000)
    Increase (Decrease) in Accounts Payable                                      ( 28,363)                      42,425
    (Decrease) in Taxes Payable                                                  ( 50,444)                    ( 21,221)
                                                                                ---------                    ---------
      Total Adjustments                                                          (340,601)                    ( 52,192)
                                                                                ---------                    ---------
Net Cash (Used) in Operating Activities                                          (418,354)                    ( 67,731)
                                                                                ---------                    ---------
Cash Flows from Investing Activities:
  Capital Expenditures                                                           (  9,058)                    ( 20,482)
                                                                                ---------                    ---------
Net Cash (Used) in Investing Activities                                          (  9,058)                    ( 20,482)
                                                                                ---------                    ---------

Cash Flows from Financing Activities:
  Loans to Related Parties                                                       ( 82,473)                    (115,140)
  Proceeds of Loans to Related Parties                                             54,000                      217,577
  Capital Contributed                                                              82,473                      115,140
                                                                                ---------                    ---------

Net Cash Provided by (Used) In Financing Activities                                54,000                     (217,577)
                                                                                ---------                    ---------

Increase (Decrease) in Cash and Cash Equivalents                                 (373,412)                     129,364

Cash and Cash Equivalents - Beginning of Year                                     625,438                      496,074
                                                                                ---------                    ---------

Cash and Cash Equivalents - End of Year                                         $ 252,026                    $ 625,438
                                                                                ---------                    ---------
                                                                                ---------                    ---------

Supplemental Cash Flow Information:

  Cash Paid for Interest                                                        $       -                    $       -
                                                                                ---------                    ---------
                                                                                ---------                    ---------

  Cash Paid for Income Taxes                                                    $  50,033                    $  30,579
                                                                                ---------                    ---------
                                                                                ---------                    ---------

  Supplemental Disclosure of Non-Cash Investing Activities:
    Deposits Applied to Capital Expenditures                                    $  10,000                    $       -
                                                                                ---------                    ---------
                                                                                ---------                    ---------

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002

NOTE 1 - NATURE OF BUSINESS

     Arbor EnTech Corporation ("Arbor") is a Delaware corporation that engages in the production and wholesale distribution of wood products for home use, principally fireplace wood and garden stakes. Arbor's products are produced, packaged in and distributed from its facility in Little March, Pennsylvania. The products are delivered by independent truckers to customer locations in the Northeastern United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

     Arbor considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized.

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

     REVENUE RECOGNITION

     Sales are recorded as products are shipped.

     INCOME TAXES

     Arbor utilizes the liability method of accounting for income taxes. Under that method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect at the balance sheet date. The resulting asset or liability is adjusted to reflect enacted changes in tax law. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not.

     LOSS PER COMMON SHARE

     The computation of earnings (loss) per share of common stock is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during that period. Since Arbor has no common stock equivalents outstanding diluted earnings (loss) per share is the same as basic earnings (loss) per share.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of Arbor's financial instruments, which consist primarily of cash and cash equivalents, accounts receivable, accounts payable and taxes payable approximate their carrying amounts reported because of their short-term nature.

     CONCENTRATION OF CREDIT RISK

     Arbor's financial instruments that are exposed to concentration of credit risk consist of cash and cash equivalents. At times, such amounts are in excess of the FDIC insurance limits.

     Arbor's customer base is comprised primarily of one major national retailer. Arbor routinely assesses the financial strength of its customers and records an allowance for doubtful accounts when it determines that collection of a particular amount is unlikely.

NOTE 3 - INVENTORIES


     Inventories consist of the following:
       Raw Materials                                      $ 126,799
       Finished Goods                                        17,440
                                                          ---------
                                                          $ 144,239
                                                          ---------
                                                          ---------


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:


                                                                         Estimated Useful Life
                                                                         ---------------------

     Land                                    $ 22,058                            -
     Building and Improvements                 61,114                       15 & 31 Years



     Machinery and Equipment                    4,300                          5 Years
     Computers                                 12,804                          3 Years
     Automotive Equipment                      39,782                          5 Years
                                             --------
                                              140,058

     Less:  Accumulated Depreciation           84,131
                                             --------
                                             $ 55,927
                                             --------
                                             --------


     The land and building are collateralized by a mortgage held by Arbor's Secretary/Treasurer (see Note 7).

NOTE 5 - NOTES RECEIVABLE -- RELATED PARTIES

     Notes receivable from related parties consists of amounts due from two affiliated companies. These loans are classified as a reduction of stockholders' equity. Although the loans bear interest, such interest is not recorded as income for financial statement purposes but as additional contributed capital. In November 1999 the remaining two loans were memorialized into 10 year promissory notes bearing interest at 10% per annum, which was reduced to 7% per annum in October 2001.

     The notes consist of the following:

       Receivable from:

         Rushmore Financial Services, Inc. (a)       $ 784,024
         Attain Technology, Inc. (b)
           (F/K/A Double H Management Corp.)           195,072
                                                    ----------
                                                       979,096

         Accrued Interest                               74,956
                                                    ----------

                                                    $1,054,052
                                                    ----------
                                                    ----------


a)  A corporation wholly owned by Mr. Shefts and Mr. Houtkin.
b)  A wholly owned subsidiary of Rushmore Financial Services, Inc.

     Arbor has not received the principal payments in the amount of $108,789 that were due November 18, 2001 on its notes receivable from related parties.

NOTE 6 - INCOME TAXES

     Income tax provision consisted of the following:



                                                                        Years Ended April 30,
                                                               --------------------------------------
                                                                  2002                         2001
                                                               ---------                    ---------
       Current
         Federal                                               $     833                    $  42,305





         State                                                       646                        7,616
                                                               ---------                    ---------
                                                                   1,479                       49,921
                                                               ---------                    ---------
       Deferred
         Federal                                                       -                            -
         State                                                         -                            -
                                                               ---------                    ---------
                                                                       -                            -
                                                               ---------                    ---------

                                                               $   1,479                    $  49,921
                                                               ---------                    ---------
                                                               ---------                    ---------


     The following is a reconciliation of the US statutory income tax rate and the effective tax rate on pretax income:


                                                                        Years Ended April 30,
                                                               --------------------------------------
                                                                  2002                         2001
                                                               ---------                    ---------

       US federal statutory rate                                     34%                          34%
       State taxes, net of federal tax
         benefit                                                 (  .60)                        14.6
       Permanent differences                                     (41.60)                       123.3
       Other, net                                                  6.26                       ( 26.7)
                                                               ---------                    ---------
       Effective tax rate                                        ( 1.94%)                      145.2%
                                                               ---------                    ---------
                                                               ---------                    ---------


     Arbor had deferred tax assets of approximately $41,000 at April 30, 2002, resulting primarily from capital loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the capital loss carryforwards.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     LEGAL

     Arbor may be subject to legal proceedings and claims which may arise in the ordinary course of its business. Currently, Arbor is not a party to any known legal proceedings.

     LINE OF CREDIT

     Arbor has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of Arbor's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at April 30, 2002 on this credit facility.

NOTE 8 - MAJOR CUSTOMERS

     Net sales to a major national retailer in 2002 and 2001 accounted for more than 99% of net sales each year.

     As of April 30, 2002, 100% of accounts receivable are amounts due from one major national retailer.

NOTE 9 - RELATED PARTY TRANSACTIONS

     Arbor paid $54,000 in administrative fees to a company owned by two of its significant stockholders during the years ended April 30, 2002 and 2001, respectively.

NOTE 10 - SUBSEQUENT EVENTS

     Arbor did not receive the interest payment of approximately $34,000 due on May 18, 2002 on the notes receivable from related parties.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Executive Officers and Directors            Age                        Positions
------------------------------------------------------------------------------------------------

Harvey Houtkin                               53               Chairman of the Board, Chief
                                                              Executive Officer, President

Wanda Shefts                                 44               Executive Vice President, Director

Mark Shefts                                  44               Secretary/Treasurer, Director

Sherry Houtkin                               51               Director


     HARVEY I. HOUTKIN founded Arbor EnTech Corporation in October 1980 and has been our Chairman of the Board, Chief Executive Officer and President since inception. Mr. Houtkin held a seat on the New York Stock Exchange from 1984 to 1988 and is Chairman of the Board, Chief Executive Officer, Secretary and co-owner of Domestic Securities, Inc., an NASD registered broker/dealer which operated a floor brokerage business on that Exchange during the time the seat was owned. Domestic now operates the ATTAIN(R) electronic communications network and engages in market making and proprietary trading. From April 1993 through the present
Mr. Houtkin has been Chairman of the Board, Chief Executive Officer and Secretary of All-Tech Direct, Inc. ("All-Tech"), which formerly operated as a securities broker/dealer and is now inactive. From September 1996 to January 1997 he also served as president of All-Tech but not as Secretary. Mr.
Houtkin graduated from Baruch College of the City University of New York in 1970 with a Bachelor of Science Degree and in 1973 with a Masters Degree in Business Administration.

     WANDA SHEFTS was the Vice President and a director of Arbor 1982 through April 1987 and from February 1993 through the present. She has an Associates Degree from Kingsborough Community College.

     MARK D. SHEFTS was the Secretary/Treasurer and a director of Arbor from 1982 through April 1987 and from February 1993 through the present. He is a member of the Chicago Stock Exchange and is President, Treasurer and a co-owner of Domestic Securities, Inc., an NASD registered broker/dealer which operated a floor brokerage business on the New York Stock Exchange from 1984 to 1988 and which now owns the ATTAIN(R) ECN and engages in market making and proprietary trading. He has been a principal of All-Tech Direct, Inc., which formerly operated as a securities broker/dealer, since early 1988 and has been its President, Chief Operating Officer, Chief Financial Officer, Treasurer and a Director since such time. From September 1996 to January 1997 he was the Secretary of All-Tech and during such period he did not hold the office of President. Mr. Shefts is licensed as a Commodity Pool Operator and a Commodity Trading Advisor by the National Futures Association. He is also a Certified Financial Services Auditor of the National Association of Financial Services Auditors, a Certified Fraud Examiner of the Association of Certified Fraud Examiners, and an arbitrator for the American Arbitration Association and NASD Dispute Resolution, Inc. Mr. Shefts graduated in 1979 from Brooklyn College of the City of New York with a Bachelor of Science Degree in Accounting.

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

ITEM 10.  EXECUTIVE COMPENSATION

                           Summary Compensation Table


Name and Principal Position         Year     Salary           Bonus      Other Annual Compensation
---------------------------------------------------------------------------------------------------
Harvey Houtkin: CEO & Pres.         2002          --               --                 --
                                    2001          --           75,000                 --
                                    2000          --          100,000                 --

Wanda Shefts, VP, Dir.              2002    $127,404           20,000                 --
                                    2001      97,785           37,000                 --
                                    2000      79,500           31,000             24,000

Mark Shefts, SEC/Treas              2002          --                -                 --
   Director                         2001          --           75,000                 --
                                    2000          --          100,000                 --



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


                                                                   PERCENTAGE OF
NAME AND ADDRESS OF                    NUMBER OF SHARES                SHARES
 BENEFICIAL OWNER                     BENEFICIALLY OWNED         BENEFICIALLY OWNED
-------------------------------       -------------------        ------------------
Harvey Houtkin((1)(2)                     3,554,000                     50.4%
Wanda Shefts(1)(2)                          159,100                      2.6%
Mark Shefts(1)(2)                         3,554,000                     50.4%
Sherry Houtkin(1)(2)                        159,000                      2.2%
All directors and executive               6,949,900                     98.6%
officers as a group
(4 persons)


(1) The address of such person is 160 Summit Avenue, Montvale, NJ 07645.

(2) Such person may be deemed to be the owner of 159,100 of such shares by virtue of his/her being a control person of Solar Products, Sun-Tank, Inc. In the case of these 159,000 shares, the beneficial owner has shared voting and investment power. With respect to all other shares, the record owner has sole investment and voting power over the shares.

                           RELATED PARTY TRANSACTIONS

     During the fiscal year ended April 30, 2002, Arbor acted as lender under two ten year loans which bore interest at 10% a year to two affiliated companies. In October 2001, the rate of interest was reduced to 7% a year. The borrowers are Attain

Technology, Inc. f/k/a Double H Management Corp. and Rushmore Financial Services, Inc. Attain Technology is wholly owned by Rushmore. Rushmore is owned 50% by Harvey Houtkin and 50% by Mark Shefts, officers, directors and principal shareholders of Arbor. Arbor has not received the principal payments in the amount of $108,789 due November 18, 2001 or the interest payments aggregating approximately $34,000 and $44,000, respectively, due on May 18, 2002, on those notes.

     As of April 30, 2002, the amounts owed to Arbor were as follows:


        Rushmore Financial Services, Inc.          $  784,024
        Attain Technology, Inc.                       195,072
                                                   ----------
                                                      979,096
          Accrued Interest                             74,956
                                                   ----------
            TOTAL                                  $1,054,052
                                                   ----------
                                                   ----------


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 3(i)    Articles of Incorporation Incorporated by reference
                                     to Exhibit 2 of Arbor's Form 10-SB

     (b) Exhibit 3(ii)   By-Laws Incorporated by reference to Exhibit 2 of
                                     Arbor's Form 10- SB.



                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ARBOR ENTECH CORPORATION



Date: Sept. 9, 2002                    By: /s/ HARVEY HOUTKIN
                                           ----------------------------
                                           Harvey Houtkin
                                           Chairman of the Board,
                                           Chief Executive Officer,

                                           President