Form 10QSB
period 2002-07-31
ARBOR ENTECH CORP
filed 2002-09-19
CIK 710782

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

                       For the period ended: July 31, 2002
or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   CLASS                            OUTSTANDING AT JULY 31, 2002
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


Transitional Small Business Format (check one):     Yes       No   X
                                                                  ---

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                  SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

                  The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 2002 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases.

                  GENERAL

                  We are a wood products company which has been in business since 1980. Our business has increased over the years. We are almost wholly dependent on sales to Home Depot.

                  QUARTER ENDED JULY 31, 2002 COMPARED TO THE QUARTER ENDED JULY 31, 2001.

                  Net sales for the quarter ended July 31, 2002 were approximately $247,000, an increase of 87% as compared to net sales of approximately $132,000 for the quarter ended July 31, 2001. Net sales increased due to more sales to Home Depot.

                  Cost of sales were approximately $148,000 for the quarter ended July 31, 2002, an increase of approximately $81,000 or 121% over the comparable 2001 period cost of sales of approximately $67,000. Cost of sales as a percentage of net sales was approximately 60% for the quarter ended July 31, 2002 compared to approximately 51% for the quarter ended July 31, 2001. This increase is primarily attributable to an increase in product costs during the current quarter that was not passed on to Home Depot.

                  Selling, general and administrative expenses were approximately $107,000 for the quarter ended July 31, 2002, a decrease of approximately $50,000 or 32% over selling, general and administrative expenses of approximately $157,000 for the quarter ended July 31, 2001. This decrease was due primarily to a decrease in salaries and related costs and other general expenses.

                  Interest income for the quarter ended July 31, 2002 was approximately $500 compared to $3,000 for the quarter ended July 31, 2001.

                  Arbor's net loss decreased from approximately $89,000 for the quarter ended July 31, 2001 to approximately $8,000 for the quarter ended July 31, 2002. This was a decrease of approximately $81,000, or 91%.

                  LIQUIDITY AND CAPITAL RESOURCES

                  In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products. At July 31, 2002 we had working capital of approximately $695,000.

                  As at July 31, 2002, we had cash and cash equivalents of approximately $287,000, which represented 36% of total assets. Arbor believes it has adequate working capital and will generate net revenues adequate to fund its operations for at least the next 12 months.

                  Net cash provided by operating activities was approximately $22,000 for the quarter ended July 31, 2002, as compared to net cash used in operating activities of approximately $340,000 for the quarter ended July 31, 2001. This increase of approximately $362,000 is primarily attributable to a reduction of net loss of approximately $81,000 and a net change in operating assets and liabilities of approximately $281,000.

                  Net cash provided by financing activities increased by approximately $14,000, primarily attributable to net capital contributed in connection with related party loans.

                            ARBOR ENTECH CORPORATION
                                  BALANCE SHEET
                                  JULY 31, 2002
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                                   $   287,097
  Accounts Receivable                                                             198,553
  Inventories                                                                     177,361
  Prepaid Expenses                                                                 79,136
                                                                              -----------

         Total Current Assets                                                     742,147

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $87,862)                                                         52,196
                                                                              -----------

                                                                              $   794,343
                                                                              ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities                                    $    46,992
                                                                              -----------

         Total Current Liabilities                                                 46,992
                                                                              -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                                7,050
  Additional Paid-In Capital                                                    2,245,503
  Retained Earnings (Deficit)                                                    (447,516)
  Notes Receivable - Related Parties                                           (1,057,686)
                                                                              -----------

         Total Stockholders' Equity                                               747,351
                                                                              -----------
                                                                              $   794,343
                                                                              ===========


The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                               Quarter Ended
                                                                  July 31,
                                                     ------------------------------
                                                          2002              2001
                                                     -----------        -----------
Net Sales                                            $   247,477        $   132,049
                                                     -----------        -----------

Costs and Expenses:
  Cost of Sales                                         148,486              66,880
  Selling, General and Administrative Expenses          107,282             157,051
                                                     -----------        -----------
                                                        255,768             223,931
                                                     -----------        -----------

         Loss from Operations                             (8,291)           (91,882)
                                                     -----------        -----------

Other Income:
  Interest Income                                            447              3,323
                                                     -----------        -----------

                                                             447              3,323
                                                     -----------        -----------

         Net Loss                                    $    (7,844)       $   (88,559)
                                                     ===========        ===========

Earnings Per Common Share - Basic                    $      (.00)       $      (.01)
                                                     ===========        ===========

Weighted Average Shares Outstanding                    7,050,540          7,050,540
                                                     ===========        ===========


The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   Quarter Ended
                                                                                      July 31,
                                                                           ---------------------------
                                                                              2002             2001
                                                                           ---------        ---------
Cash Flows from Operating Activities:
  Net Loss                                                                 $  (7,844)       $ (88,559)
                                                                           ---------        ---------
  Adjustments to Reconcile Net Loss to Net Cash Provided by
    (Used) in Operating Activities:
  Depreciation                                                                 3,731            3,393
  Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable                                          109,254           14,022
    (Increase) in Inventories                                                (33,122)        (185,490)
    (Increase) in Prepaid Expenses                                           (38,527)            (317)
    (Decrease) in Accounts Payable and Accrued Liabilities                   (10,442)         (33,307)
    (Decrease) in Taxes Payable                                               (1,479)         (49,619)
                                                                           ---------        ---------

         Total Adjustments                                                    29,415         (251,318)
                                                                           ---------        ---------

Net Cash Provided by (Used) in Operating Activities                           21,571         (339,877)
                                                                           ---------        ---------

Cash Flows from Investing Activities:                                              -                -
                                                                           ---------        ---------

Cash Flows from Financing Activities:
  Loans to Related Parties - Net                                             (3,634)         (24,447)
  Capital Contributed                                                         17,134           24,447
                                                                           ---------        ---------

Net Cash Provided by Financing Activities                                     13,500                -
                                                                           ---------        ---------

Increase (Decrease) in Cash and Cash Equivalents                              35,071         (339,877)

Cash and Cash Equivalents - Beginning of Period                              252,026          625,438
                                                                           ---------        ---------

Cash and Cash Equivalents - End of Period                                  $ 287,097        $ 285,561
                                                                           =========        =========

Supplemental Cash Flow Information:
  Cash Paid for Interest                                                   $       -        $       -
                                                                           =========        =========

  Cash Paid for Income Taxes                                               $  50,200        $  42,305
                                                                           =========        =========


The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2002
                                   (Unaudited)


NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENT

                  In the opinion of the Company, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and cash flows presented.

                  Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

                  Inventories consist of the following:

                    Raw Materials                                 $   150,757
                    Finished Goods                                     26,604
                                                                  -----------
                                                                  $   177,361
                                                                  ===========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                    Property, plant and equipment consists of the following:

                    Land                                          $   22,058
                    Building and Improvements                         61,114
                    Machinery and Equipment                            4,300
                    Computers                                         12,804
                    Automotive Equipment                              39,782
                                                                  ----------
                                                                     140,058
                  Less:  Accumulated Depreciation                     87,862
                                                                  ----------
                                                                  $   52,196
                                                                  ==========

                  The land and building are collateralized by a mortgage held by the Company's Secretary/Treasurer (see Note 6).

NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

                  Notes receivable from related parties consists of amounts due from two affiliated companies. These loans are classified as a reduction of stockholders' equity. Although the loans bear interest such interest is not recorded as income for financial statement purposes but as additional contributed capital. In November 1999 the remaining two loans were memorialized into 10 year promissory notes bearing interest at 10% per annum, which was reduced to 7% per annum October 2001.

                  The notes consist of the following:
                           Receivable from:
                               Rushmore Financial Services, Inc. (a)        $  784,024
                               Attain Technology, Inc. (b)                     195,072
                                                                            ----------
                                                                               979,096
                               Accrued Interest                                 78,590
                                                                            ----------
                                                                            $1,057,686
                                                                            ==========

                  (a) A corporation wholly owned by Mr. Shefts and Mr. Houtkin.

                  (b) A wholly owned subsidiary of Rushmore Financial Services,
                      Inc.



NOTE 5 - RELATED PARTY TRANSACTIONS

                  The Company paid $13,500 in administrative fees to a Company owned by two of its significant stockholders during the quarters ended July 31, 2002 and 2001.



NOTE 6 - COMMITMENTS AND CONTINGENCIES

         LINE OF CREDIT

                  The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at July 31, 2002 on this credit facility.

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


Dated: September 19, 2002