Form 10QSB
period 2002-10-31
ARBOR ENTECH CORP
filed 2002-12-16
CIK 710782

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT 0F 1934
                         For the period ended: October 31, 2002
or
            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___________ to ____________


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
                                                          --------------



------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 X  Yes     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                         Outstanding at January 31, 2002
-----                                         --------------------------------
Common Stock, par value $.001 per share                 7,050,540


Transitional Small Business Format (check one):     Yes   No  X
                                                             ---

                            ARBOR ENTECH CORPORATION
                                 BALANCE SHEET
                                OCTOBER 31, 2002
                                  (Unaudited)

                                    ASSETS



Current Assets:
 Cash and Cash Equivalents                                        $299,445
 Accounts Receivable                                               119,208
 Inventories                                                       176,572
 Prepaid Expenses                                                   64,934
                                                                  --------
    Total Current Assets                                           660,159

Property, Plant and Equipment (Net of Accumulated
 Depreciation of $91,593)                                           48,465
                                                                  --------

                                                                  $708,624
                                                                  ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable and Accrued Liabilities                         $ 33,120
                                                                  --------

Total Current Liabilities                                           33,120
                                                                  --------

Commitments and Contingencies

Stockholders' Equity:
 Common Stock, $.001 Par Value; Authorized
  10,000,000 Shares; Issued and Outstanding
  7,050,540 Shares                                                   7,050
 Additional Paid-In Capital                                      2,262,637
 Retained Earnings (Deficit)                                      (532,863)
 Notes Receivable - Related Parties                             (1,061,320)
                                                                 ---------

      Total Stockholders' Equity                                   675,504
                                                                  --------

                                                                  $708,624
                                                                  ========




The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                            STATEMENT OF OPERATIONS
                                  (Unaudited)




                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       OCTOBER 31,                 OCTOBER 31,
                                                 ------------------------    -------------------------
                                                    2002          2001          2002           2001
                                                 ----------    ----------    ----------     ----------
Net Sales                                        $  121,980    $  461,929    $  369,457     $  593,978
                                                 ----------    ----------    ----------     ----------
Costs and Expenses:
  Cost of Sales                                      73,188       230,733       221,674        297,613
  Selling, General and Administrative Expenses      134,544       174,574       241,826        331,625
                                                 ----------    ----------    ----------     ----------
                                                    207,732       405,307       463,500        629,238
                                                 ----------    ----------    ----------     ----------

   Operating Income (Loss)                          (85,752)       56,622       (94,043)       (35,260)
                                                 ----------    ----------    ----------     ----------

Other Income (Expense):
 Interest Income                                        405         1,124           852          4,447
 Other                                                   --         4,882            --          4,882
                                                 ----------    ----------    ----------     ----------
   Total Other Income                                   405         6,006           852          9,329
                                                 ----------    ----------    ----------     ----------

   Income (Loss) before Provision for
   Income Taxes                                     (85,347)       62,628       (93,191)       (25,931)

Provision for Income Taxes                               --         4,600            --          4,600
                                                 ----------    ----------    ----------     ----------

   Net Income (Loss)                             $  (85,347)   $   58,028    $  (93,191)    $  (30,531)
                                                 ==========    ==========    ==========     ==========

Earnings Per Common Share - Basic                $     (.01)   $      .01    $    (.01)     $     (.00)
                                                 ==========    ==========    ==========     ==========

Weighted Average Shares Outstanding               7,050,540     7,050,540     7,050,540      7,050,540
                                                 ==========    ==========    ==========     ==========












The accompanying notes are an integral part of the financial statements.

                                ARBOR ENTECH CORPORATION
                                STATEMENT OF CASH FLOWS
                                      (Unaudited)


                                                             SIX MONTHS ENDED
                                                                OCTOBER 31,
                                                         ------------------------
                                                           2002           2001
                                                         ---------      ---------
Cash Flows from Operating Activities:
 Net (Loss)                                              $(93,191)      $(30,531)
                                                         --------       --------
Adjustments to Reconcile Net (Loss) to Net Cash
 Provided (Used) by Operating Activities:
Depreciation                                                7,462          6,786
Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Accounts Receivable               188,599       (151,348)
 (Increase) Decrease in Inventories                       (32,333)       (64,241)
 (Increase) Decrease in Prepaid Expenses                  (24,325)        10,883
 (Decrease) in Accounts Payable                           (24,314)       (31,011)
 (Decrease) in Taxes Payable                               (1,479)       (47,323)
                                                         --------       --------

     Total Adjustments                                    113,610       (276,254)
                                                         --------       --------

Net Cash Provided (Used) by Operating Activities           20,419       (306,785)
                                                         --------       --------

Cash Flows from Investing Activities:                          --             --
                                                         --------       --------

Cash Flows from Financing Activities:
 Capital Contributed                                       34,268         48,205
 Loans to Related Parties - Net                            (7,268)       (48,205)
 Repayment of Loans to Related Parties                          --        21,000
                                                         --------       --------

Net Cash Provided by Financing Activities                  27,000         21,000
                                                         --------       --------

Increase (Decrease) in Cash and Cash Equivalents           47,419       (285,785)

Cash and Cash Equivalents - Beginning of Period           252,026        625,438
                                                         --------       --------

Cash and Cash Equivalents - End of Period                $299,445       $339,653
                                                         ========       ========
Supplemental Cash Flow Information:
 Cash Paid for Interest                                  $     --       $     --
                                                         ========       ========

 Cash Paid for Income Taxes                              $ 50,200       $ 42,305
                                                         ========       ========






The accompanying notes are an integral part of the financial statements.

                             ARBOR ENTECH CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2002
                                   (Unaudited)



NOTE 1 -  Unaudited Interim Financial Statements

          In the opinion of the Company, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and cash flows presented.

          Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 -  Inventories

          Inventories consist of the following:


            Raw Materials                       $150,086
            Finished Goods                        26,486
                                                --------

                                                $176,572
                                                ========


NOTE 3 -  Property, Plant and Equipment

          Property, plant and equipment consists of the following:


            Land                                        $22,058
            Building and Improvements                    61,114
            Machinery and Equipment                       4,300
            Computers                                    12,804
            Automobiles and Trucks                       39,782
                                                        -------
                                                        140,058
            Less: Accumulated Depreciation               91,593
                                                        -------

                                                        $48,465
                                                        =======


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

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2002
                                  (Unaudited)


NOTE 4 -  Notes Receivable - Related Parties (Continued)
          ----------------------------------


          The notes consist of the following:
                Receivable from:
                  Rushmore Financial Services, Inc. (a)                 $784,024
                  ATTAIN Technology, Inc.
                  (F/K/A Double H Management Corp.) (b)                  195,072
                                                                      ----------
                                                                         979,096
                  Accrued Interest                                        82,224
                                                                      ----------
                                                                      $1,061,320
                                                                      ==========


             (a) A corporation wholly owned by Mr. Shefts and Mr. Houtkin.
             (b) A wholly owned subsidiary of Rushmore Financial Services, Inc.


NOTE 5 -  Related Party Transactions
          --------------------------

          The Company incurred $27,000 and $21,000 in administrative fees to a Company owned by two of its significant stockholders for the six months ended October 31, 2002 and 2001 respectively.

NOTE 6 -  Commitments and Contingencies
          -----------------------------

          Line of Credit
          --------------

          The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at October 31, 2002 on this credit facility.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
         --------------------------------------------------------------------

          The statements contained in this report which are not historical fact are ""forward-looking statements'' that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 2002 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases.

          General
          -------

          We are a wood products company which has been in business since 1980. Our business has increased over the years. We are almost wholly dependent on sales to Home Depot.

          Results of operations
          ---------------------

          QUARTER ENDED OCTOBER 31, 2002 COMPARED TO THE QUARTER ENDED OCTOBER 31, 2001.

          Net sales for the quarter ended October 31, 2002 were approximately $122,000, a decrease of $340,000 or 74% as compared to net sales of approximately $462,000 for the quarter ended October 31, 2001. Net sales decreased primarily due to less orders from Home Depot.

          Cost of sales were approximately $73,000 for the quarter ended October 31, 2002, a decrease of approximately $158,000 or 68% over the comparable 2001 period cost of sales of approximately $231,000. Cost of sales as a percentage of net sales was approximately 60% for the quarter ended October 31, 2002 compared to approximately 50% for the quarter ended October 31, 2001. This increase is primarily attributable to an increase in product costs during the current quarter that was not passed on to Home Depot.

          Selling, general and administrative expenses were approximately $135,000 for the quarter ended October 31, 2002, a decrease of approximately $40,000 or 23% over selling, general and administrative expenses of approximately $175,000 for the quarter ended October 31, 2001. This decrease was due primarily to a decrease in salaries and related costs of approximately $30,000 along with reductions in other general expenses.

          Interest income for the quarter ended October 31, 2002 was approximately $400 compared to $1,100 for the quarter ended October 31, 2001. The decrease in interest income is primarily attributable to lower average money market account balances in the current quarter coupled with lower interest rates.

          Arbor's net loss was approximately $85,000 for the quarter ended October 31, 2002 compared to net income of approximately $58,000 for the quarter ended October 31, 2001.

          SIX MONTHS ENDED OCTOBER 31, 2002 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2001.

          Net sales for the six months ended October 31, 2002 were approximately $369,000, a decrease of $225,000 or 38% as compared to net sales of approximately $594,000 for the six months ended October 31, 2001. Net sales decreased primarily due to less orders from Home Depot.

          Cost of sales were approximately $222,000 for the six months ended October 31, 2002, a decrease of approximately $76,000 or 26% over the comparable 2001 period cost of sales of approximately $298,000. Cost of sales as a percentage of net sales was approximately 60% for the six months ended October 31, 2002 compared to approximately 50% for the six months ended October 31, 2001. This increase is primarily attributable to an increase in product costs during the period that was not passed on to Home Depot.

          Selling, general and administrative expenses were approximately $242,000 for the six months ended October 31, 2002, a decrease of approximately $90,000 or 27% over selling, general and administrative expenses of approximately $332,000 for the six months ended October 31, 2001. This decrease was due primarily to a decrease in salaries and related costs of approximately $72,000 along with reductions in other general expenses.

          Interest income for the six months ended October 31, 2002 was approximately $900 compared to interest income of $4,400 for the six months ended October 31, 2001. This decrease in interest income is primarily attributable to lower average money market account balances in the current period coupled with lower interest rates.

          Arbor's net loss increased from approximately $31,000 for the six months ended October 31, 2001 to approximately $93,000 for the six months ended October 31, 2002. This was an increase of approximately $62,000, or 200%.

          Liquidity and capital resources
          -------------------------------

          In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products. At October 31, 2002 we had working capital of approximately $627,000.

          As at October 31, 2002, we had cash and cash equivalents of approximately $299,000, which represented 42% of total assets. Arbor believes it has adequate working capital and will generate net revenues adequate to fund its operations for at least the next 12 months.

          Net cash provided by operating activities was approximately $20,000 for the six months ended October 31, 2002, as compared to net cash used in operating activities of approximately $307,000 for the six months ended October 31, 2001. This increase of approximately $327,000 is primarily attributable to the increase of net loss of approximately $62,000 offset by a net change in operating assets and liabilities of approximately $390,000.

          Net cash provided by financing activities increased by approximately $6,000, primarily attributable to net capital contributed in connection with related party loans.

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

                                            ARBOR ENTECH CORPORATION
                                                      Registrant



                                            By: s/Harvey Houtkin
                                                  President

                                            By: s/Mark Shefts
                                                  Mark Shefts
                                                  Chief Financial Officer


Dated: December 16, 2002

                   Certification of Chief Executive Office and
                      Chief Financial Officer Pursuant to
                  18 U.S.C. Section 1350 as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Arbor EnTech Corporation (the ""Company'') for the quarterly period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the ""Report''), Harvey Houtkin, as Chairman and Chief Executive Officer of the Company, and Mark Shefts, as Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) I have reviewed this quarterly report on Form 10-QSB of the Company;

      (2) Based on my knowledge, this quarterly report fully complies with the requirements of Section 113(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

      (3) Based on my knowledge, the information included in this quarterly report fairly presents in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in this quarterly report.




                                              s/ Harvey Houtkin
                                            -------------------------------
                                            Harvey Houtkin
                                            Chief Executive Officer
December 16, 2002


                                              s/ Mark Shefts
                                            -------------------------------
                                            Mark Shefts
                                            Chief Financial Officer
                                            Chief Financial Officer