Form 10QSB/A
period 2002-10-31
ARBOR ENTECH CORP
filed 2002-12-17
CIK 710782

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's loans to third parties are at a fixed rate of interest. The Company has no loans outstanding.

Item 4.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures:

         Within 90 days before filing this Report on Form 10-QSB/A, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures (i) are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings and (ii) have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in Internal Controls:

          Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                            ARBOR ENTECH CORPORATION
                                                      Registrant



                                            By: s/Harvey Houtkin
                                                  President

                                            By: s/Mark Shefts
                                                  Mark Shefts
                                                  Chief Financial Officer


Dated: December 16, 2002

                    Certification of Chief Executive Officer
            Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Arbor EnTech Corporation (the "Company") for the quarterly period ended October 31, 2002, as filed with the Securities and Exchange Commission (the "Commission") on the date hereof (the "Report"), as amended by this Report on Form 10-QSB/A as filed with the Commission on the date hereof (the "Amended Report"), Harvey Houtkin, as Chairman and Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Amended Report for the quarterly period ended October 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information in the Amended Report, and the information in the Report, fairly presents, in all material respects, the financial condition and results of operations of the Company.


December 16, 2002                        /s/ HARVEY HOUTKIN
                                         -----------------------
                                         Harvey Houtkin
                                         Chief Executive Officer


                    Certification of Chief Financial Officer
            Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Arbor EnTech Corporation (the "Company") for the quarterly period ended October 31, 2002, as filed with the Securities and Exchange Commission (the "Commission") on the date hereof (the "Report"), as amended by this Report on Form 10-QSB/A as filed with the Commission on the date hereof (the "Amended Report"), Mark Shefts, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Amended Report for the quarterly period ended October 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information in the Amended Report, and the information in the Report, fairly presents, in all material respects, the financial condition and results of operations of the Company.


December 16, 2002                        /s/ MARK SHEFTS
                                         -----------------------
                                         Mark Shefts
                                         Chief Financial Officer

             Certification of Chief Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB/A of Arbor EnTech Corporation (the "Company") for the quarterly period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Houtkin, Chairman and Chief Executive Officer of the Company, hereby certify that:

      (1) I, Harvey Houtkin, have reviewed this quarterly report on Form 10-QSB/A of Arbor EnTech Corporation;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



December 16, 2002                               /s/ Harvey Houtkin
                                                ---------------------------
                                                Harvey Houtkin
                                                Chief Executive Officer



             Certification of Chief Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB/A of Arbor EnTech Corporation (the "Company") for the quarterly period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Shefts, Chief Financial Officer of the Company, hereby certify that:

     (1) I, Mark Shefts, have reviewed this quarterly report on Form 10-QSB/A of Arbor EnTech Corporation;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules

13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 16, 2002                                  /s/ Mark Shefts
                                                   --------------------------
                                                   Mark Shefts
                                                   Chief Financial Officer