Form 10QSB
period 2003-01-31
ARBOR ENTECH CORP
filed 2003-03-12
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

For the period ended: January 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-30432

ARBOR ENTECH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-2335094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Route 349, RD 1, Box 1076, Little Marsh, PA	16931
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code:	(570) 376-2217

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒   Yes              ☐   No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at January 31, 2003
Common Stock, par value $.001 per share	7,050,540

Transitional Small Business Format (check one):    Yes   ☐                                                    No  ☒

ARBOR ENTECH CORPORATION

BALANCE SHEET

JANUARY 31, 2003

(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$345,072
Accounts Receivable	174,901
Inventories	88,118
Prepaid Expenses	13,399

Total Current Assets	621,490

Property, Plant and Equipment (Net of Accumulated Depreciation of $95,324)	44,734

$666,224

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$30,117

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,279,771
Retained Earnings (Deficit)	(585,760)
Notes Receivable – Related Parties	(1,064,954)

Total Stockholders’ Equity	636,107

$666,224

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002

Net Sales	$201,880	$459,497	$571,337	$1,053,475

Costs and Expenses:
Cost of Sales	121,129	230,231	342,803	527,844
Selling, General and Administrative Expenses	134,789	230,014	376,615	561,639
	255,918	460,245	719,418	1,089,483

Operating (Loss)	(54,038)	(748)	(148,081)	(36,008)
Other Income:
Interest Income	363	297	1,215	4,744
Other	780	—	780	4,882
Total Other Income	1,143	297	1,995	9,626

(Loss) before Provision for Income Taxes	(52,895)	(451)	(146,086)	(26,382)

Provision for Income Taxes	—	3,400	—	8,000

Net (Loss)	$(52,895)	$(3,851)	$(146,086)	$(34,382)

Earnings Per Common Share – Basic	$(.01)	$(.00)	$(.02)	$(.00)

Weighted Average Shares Outstanding	7,050,450	7,050,450	7,050,450	7,050,450

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
	2003	2002

Cash Flows from Operating Activities:
Net (Loss)	$(146,086)	$(34,382)
Adjustments to Reconcile Net (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation	11,191	10,179
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	132,906	(267,850)
Decrease (Increase) Decrease in Inventories	56,121	(51,961)
Decrease in Other Current Assets	27,210	25,208
(Decrease) in Accounts Payable	(28,796)	(88,666)

Total Adjustments	198,632	(373,090)

Net Cash Provided (Used) by Operating Activities	52,546	(407,472)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Capital Contributed	51,402	65,339
Loans to Related Parties	(10,902)	(65,339)
Payment of Accrued Interest on Loans to Related Party	—	21,000

Net Cash Provided by Financing Activities	40,500	21,000

Increase (Decrease) in Cash and Cash Equivalents	93,046	(386,472)

Cash and Cash Equivalents – Beginning of Period	252,026	625,438

Cash and Cash Equivalents – End of Period	$345,072	$238,966

Supplemental Cash Flow Information:
Cash Paid for Interest	$—	$—

Cash Paid for Income Taxes	$5,662	$9,304

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2003

(Unaudited)

NOTE 1 -                                               Unaudited Interim Financial Statements

In the opinion of the Company’s management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 -                                               Inventories

Inventories consist of the following:

Raw Materials	$74,901
Finished Goods	13,217

$88,118

NOTE 3 -                                               Property, Plant and Equipment

Property, plant and equipment consists of the following:

Land	$22,058
Building and Improvements	61,114
Machinery and Equipment	4,300
Computers	12,804
Automobiles and Trucks	39,782
140,058
Less: Accumulated Depreciation	95,324

$44,734

The land and building are collateralized by a mortgage held by the Company’s Secretary/Treasurer (see Note 6).

NOTE 4 -                                               Notes Receivable – Related Parties

Notes receivable from related parties consists of amounts due from affiliated companies.  These notes and accrued interest thereon are classified as a deduction from stockholders’ equity.  Although the notes bear interest such interest is not recorded as income for financial statement purposes but as additional contributed capital.  The notes are 10 year notes effective November 1999.  Interest was originally 10% per annum and in October 2001 was reduced to 7% per annum.

The notes consist of the following:
Receivable from:
Rushmore Financial Services, Inc.(a)	$784,024
ATTAIN Technology, Inc.
(F/K/A Double H Management Corp.)(b)	195,072
979,096
Accrued Interest	85,858
$1,064,954

(a)  A corporation wholly owned by Mark Shefts and Harvey Houtkin.

(b)  A wholly owned subsidiary of Rushmore Financial Services, Inc.

NOTE 5 -                                               Related Party Transactions

The Company incurred $40,500 and $27,000 in administrative fees to a Company owned by two of its significant stockholders during the nine months ended January 31, 2003 and 2002 respectively.

NOTE 6 -                                               Commitments and Contingencies

Line of Credit

The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company’s real property located in Tioga County, Pennsylvania.  This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum.  Principal and interest are payable on demand.  There was no balance due at January 31, 2003 on this credit facility.

Item 2 -                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this report which are not historical fact are “forward-looking statements” that involve various important assumptions, risks, uncertainties and other factors which could cause the Company’s actual results for 2002 and beyond to differ materially from those expressed in such forward-looking statements.  These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company’s securities filings and press releases.

General

We are a wood products company which has been in business since 1980.  Our business has increased over the years.  We are almost wholly dependent on sales to Home Depot.

Results of operations

Quarter ended January 31, 2003 compared to the quarter ended January 31, 2002.

Net sales for the quarter ended January 31, 2003 were approximately $202,000, a decrease of $257,000 or 56% as compared to net sales of approximately $459,000 for the quarter ended January 31, 2002.  Net sales decreased primarily due to decreased orders from Home Depot.

Cost of sales were approximately $121,000 for the quarter ended January 31, 2003, a decrease of approximately $109,000 or 47% over the comparable 2002 period cost of sales of approximately $230,000.  Cost of sales as a percentage of net sales was approximately 60% for the quarter ended January 31, 2003 compared to approximately 50% for the quarter ended January 31, 2002.  This increase is primarily attributable to an increase in product costs during the current year that was not passed on to Home Depot.

Selling, general and administrative expenses were approximately $136,000 for the quarter ended January 31, 2003, a decrease of approximately $94,000 or 41% over selling, general and administrative expenses of approximately $230,000 for the quarter ended January 31, 2002.  This decrease was due primarily to decreases in salaries and related costs of approximately $72,000 and other general expenses of $22,000.

Interest income for the quarter ended January 31, 2003 was approximately $400 compared to $300 for the quarter ended January 31, 2002.

Other income for the quarter ended January 31, 2003 was $800, compared to $0 for the quarter ended January 31, 2002.

Arbor’s net loss increased from approximately $3,900 for the quarter ended January 31, 2002 to a net loss of approximately $54,000 for the quarter ended January 31, 2003.

Nine months ended January 31, 2003 compared to the nine months ended January 31, 2002.

Net sales for the nine months ended January 31, 2003 were approximately $571,000, a decrease of $482,000 or 46% as compared to net sales of approximately $1,053,000 for the nine months ended January 31, 2002.  Net sales decreased primarily due to decreased orders from Home Depot.

Cost of sales were approximately $343,000 for the nine months ended January 31, 2003, a decrease of approximately $185,000 or 35% over the comparable 2002 period cost of sales of approximately $528,000.  Cost of sales as a percentage of net sales was approximately 60% for the nine months ended January 31, 2003 compared to approximately 50% for the nine months ended January 31, 2002.  This increase is primarily attributable to an increase in product costs during the period that was not passed on to Home Depot.

Selling, general and administrative expenses were approximately $377,000 for the nine months ended January 31, 2003, a decrease of approximately $185,000 or 33% over selling, general and administrative expenses of approximately $562,000 for the nine months ended January 31, 2002.  This decrease was due primarily to decreases in salaries and related costs of approximately $144,000 and other general expenses of $41,000.

Interest income for the nine months ended January 31, 2003 was approximately $1,200 compared to interest income of $4,700 for the nine months ended January 31, 2002.

Other income for the nine months ended January 31, 2003 was approximately $780, compared to $4,900 for the nine months ended January 31, 2002.

Arbor’s net loss increased from a net loss of approximately $34,000 for the nine months ended January 31, 2002 to a net loss of approximately $147,000 for the nine months ended January 31, 2003.

Liquidity and capital resources

In the periods discussed above, Arbor’s working capital requirements have been met primarily from sales of its wood products.  At January 31, 2003 we had working capital of approximately $590,000.

As at January 31, 2003, we had cash and cash equivalents of approximately $345,000, which represented 52% of total assets.  Arbor believes it has adequate working capital and will generate net revenues adequate to fund its operations for at least the next 12 months.

Net cash provided by operating activities amounted to approximately $53,000 for nine months ended January 31, 2003.  Net loss of $147,000 was reduced by decreases in accounts receivable of $133,000 and inventories of $56,000.  It was further reduced by a decrease in accounts payable of $28,000.  Net cash provided by operating activities was increased by decreases in other current assets of $27,000 and non-cash depreciation charges of $11,000.

Net cash provided by financing activities was approximately $41,000 for the nine months ended January 31, 2003.  This was primarily attributable to the capital contributions made by related parties.

Item 3.                                                             Quantitative and Qualitative Disclosures About Market Risk

The Company’s loans to third parties are at a fixed rate of interest.  The Company has no loans outstanding.

Item 4.                                                             Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures:

Within 90 days before filing this Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures (i) are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings and (ii) have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)                                 Changes in Internal Controls:

Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
Dated: March 12, 2003

Certification of Chief Executive Officer Pursuant to
18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Arbor EnTech Corporation (the “Company”) for the quarterly period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harvey Houtkin, Chairman and Chief Executive Officer of the Company, hereby certify that:

(1)   I, Harvey Houtkin, have reviewed this quarterly report on Form 10-QSB of Arbor EnTech Corporation;

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

(4)   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003	/s/ Harvey Houtkin
Harvey Houtkin
Chief Executive Officer

Certification of Chief Financial Officer Pursuant to
18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Arbor EnTech Corporation (the “Company”) for the quarterly period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark Shefts, Chief Financial Officer of the Company, hereby certify that:

(1)   I, Mark Shefts, have reviewed this quarterly report on Form 10-QSB of Arbor EnTech Corporation;

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

(4)   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003	/s/ Mark Shefts
Mark Shefts
Chief Financial Officer

Certification of Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Arbor EnTech Corporation (the “Company”) for the quarterly period ended January 31, 2003, as filed with the Securities and Exchange Commission (the “Commission”) on the date hereof (the “Report”), as amended by this Report on Form 10-QSB/A as filed with the Commission on the date hereof (the “Amended Report”), Harvey Houtkin, as Chairman and Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                                  The Quarterly Report for the quarterly period ended January 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)                                  The information in the Quarterly Report, and the information in the Report, fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 12, 2003	/s/ Harvey Houtkin
Harvey Houtkin
Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Arbor EnTech Corporation (the “Company”) for the quarterly period ended January 31, 2003, as filed with the Securities and Exchange Commission (the “Commission”) on the date hereof (the “Report”), as amended by this Report on Form 10-QSB/A as filed with the Commission on the date hereof (the “Amended Report”), Mark Shefts, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3)                                  The Quarterly Report for the quarterly period ended January 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(4)                                  The information in the Quarterly Report, fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 12, 2003	/s/ Mark Shefts
Mark Shefts
Chief Financial Officer