Form 10KSB
period 2003-04-30
ARBOR ENTECH CORP
filed 2003-07-29
CIK 710782

           U.S. Securities and Exchange Commission
           Washington, D.C. 20549

                                   Form 10-KSB

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year ended April 30, 2003

             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ....... to .......
                        Commission file number 000 30432

                            ARBOR ENTECH CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


               Delaware                               22-2335094
  -----------------------------------      -----------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

    RD 1, Box 1076, Little Marsh, Pennsylvania                     16931
  ---------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number (570) 376-2217

Securities registered under Section 12(b) of the Act:

Title of each class                            Name of each exchange on which
to be so registered                            each class is to be registered

      NONE                                           NASD BULLETIN BOARD

Securities registered under Section 12(g) of the Act:

                                     Common
                                ----------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / /   No /X/

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation SB not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /X/

     State issuer's revenues for its most recent fiscal year: $791,000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Average Bid/Ask 7/16/03: $8,249,131.80.

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

                  Yes / /                No /X/

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

         Yes / /       No /X/

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

CUSTOMERS

     Substantially all of Arbor's products are sold to Home Depot Inc. for resale at its retail outlets. Arbor has no written agreement with Home Depot with respect to any of its sales to Home Depot. Arbor believes it has a good relationship with Home Depot, but sales to Home Depot have diminished during the past year and the number of Home Depot stores to which Arbor sells its products has also decreased. Were Home Depot sales to substantially further diminish or cease for any reason, Arbor's business would not be viable unless it developed relationships with Home Depot's competitors in this area, such as other home centers, lawn and garden shops, hardware stores and supermarkets.

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

PERSONNEL

     Arbor is a seasonal employer. The number of employees ranges from a high of approximately 31 from September to January to 4 in the remaining months. One is an officer, who is full-time, one is a full-time foreman and from 2 to 29 full-time employees are in the wood preparation and packaging area. Sales and marketing is undertaken by Arbor's Executive Vice President; a foreman oversees production at the Pennsylvania facility. Arbor's president and treasurer serve in a part-time capacity and do not devote a substantial amount of time to the affairs of Arbor. There are no employment contracts with any employee and no employee is unionized.

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

ITEM 3. LEGAL PROCEEDINGS

     Arbor is not currently involved in any outstanding legal proceedings nor was it in the fiscal year ended April 30, 2003. In the ordinary course of business Arbor may become involved in proceedings involving workers' compensation, trucking issues and disputes involving orders, none of which is expected to have a material adverse effect on its business.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

          The following discussion should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements. We have not made any significant change in our accounting practices and policies in the past fiscal year.

          GENERAL

          We are a wood products company that has been in business since 1980. Our business has increased over the years. We are almost wholly dependent on sales to Home Depot.

          RESULTS OF OPERATIONS

          FISCAL YEAR ENDED APRIL 30, 2003 COMPARED TO THE FISCAL YEAR ENDED
           APRIL 30, 2002

          Net sales for the fiscal year ended April 30, 2003, were approximately $791,000, a decrease of approximately $569,000 or 42% as compared to net sales of approximately $1,360,000 for the fiscal year ended April 30, 2002. Net sales decreased primarily due to decreased orders from Home Depot and a decrease in the number of Home Depot stores served.

          Cost of sales were approximately $494,000 for fiscal 2003, a decrease of approximately $265,000, or 35% over fiscal 2002 cost of sales of approximately $759,000. Cost of sales as a percentage of net sales was approximately 62% for fiscal 2003 compared to approximately 56% for fiscal 2002. This increase was primarily attributable to an increase in product costs during fiscal 2003 that could not be passed on to Home Depot.

          Selling, general and administrative expenses were approximately $479,000 for fiscal 2003, a decrease of approximately $210,000, or 30% over fiscal 2002 selling, general and administrative expenses of approximately $689,000. This decrease was due primarily to decreases in warehouse costs, and salaries and related costs of approximately $164,000, and other general expenses of approximately $46,000.

          Interest income for fiscal 2003 was approximately $1,600, a decrease of approximately $4,200, or 33%, over fiscal 2002 interest income of approximately $5,800. This decrease was primarily attributable to a decrease in the rate of interest along with lower cash balances.

          Other income for fiscal 2003 was approximately $1,000 compared to approximately $6,000 for fiscal 2002.

          Arbor incurred a net loss of approximately $180,000 for the fiscal year ended April 30, 2003 compared to a net loss of approximately $78,000 for the fiscal year ended April 30, 2002.

          The results of operations for the fiscal year ended April 30, 2003 are not necessarily indicative of the results for any future interim or fiscal year period.

          FISCAL YEAR ENDED APRIL 30, 2002 COMPARED TO THE FISCAL YEAR ENDED
           APRIL 30, 2001

          Net sales for the fiscal year ended April 30, 2002, were approximately $1,360,000, an increase of approximately $163,000 or 14% as compared to net sales of approximately $1,197,000 for the fiscal year ended April 30, 2001. Net sales increased due to additional sales to Home Depot.

          Cost of sales were approximately $759,000 for fiscal 2002, an increase of approximately $166,000, or 28% over fiscal 2001 cost of sales of approximately $593,000. Cost of sales as a percentage of net sales was approximately 56% for fiscal 2002 compared to approximately 50% for fiscal 2001. This increase was primarily attributable to an increase in product costs during fiscal 2002 that was not passed on in increased sales prices to Home Depot.

          Selling, general and administrative expenses were approximately $689,000 for fiscal 2002, an increase of approximately $90,000, or 15% over fiscal 2001 selling, general and administrative expenses of approximately $599,000. This increase was due primarily to increases in warehouse costs, salaries and related costs of approximately $31,000, and other general expenses of approximately $59,000.

          Interest income for fiscal 2002 was approximately $5,800. a decrease of approximately $2,800, or 33% over fiscal 2001 interest income of approximately $8,600. This decrease was primarily attributable to a decrease in the rate of interest along with lower cash balances.

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

          LIQUIDITY AND CAPITAL RESOURCES

          In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products. At April 30, 2003 we had a working capital of approximately $575,000.

          As at April 30, 2003, we had cash and cash equivalents of approximately $302,000, which represented 45% of total assets. Arbor believes it has adequate working capital and will generate net revenues adequate to fund its operations for at least the next 12 months.

          Net cash used by operations for the year ended April 30, 2003, was approximately $4,000. Net loss of $180,000 was reduced by non-cash depreciation charges of $15,000. Cash used by operations was further reduced by decreases in accounts receivable, inventories and prepaid expenses of approximately $165,000. Net cash used by operations was increased by decreases in accounts payable and taxes payable of $4,000.

          Net cash provided by financing activities for the year ended April 30, 2003 was $54,000 as a result of related party loan repayments.

ITEM 7.   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Arbor EnTech Corporation

We have audited the accompanying balance sheet of Arbor EnTech Corporation as of April 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted out audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2003, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                               WOLINETZ, LAFAZAN & COMPANY, P.C.


Rockville Centre, New York
June 16, 2003

                            ARBOR ENTECH CORPORATION
                                  BALANCE SHEET
                                 APRIL 30, 2003

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                      $   302,287
  Accounts Receivable                                                227,005
  Inventories                                                         65,123
  Prepaid Expenses                                                    35,866
                                                                 -----------
     Total Current Assets                                            630,281

Property, Plant and Equipment (Net of Accumulated
  Depreciation of $99,054)                                            41,004
                                                                 -----------

                                                                 $   671,285
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                               $    55,329
                                                                 -----------

     Total Current Liabilities                                        55,329
                                                                 -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
   10,000,000 Shares; Issued and Outstanding
   7,050,540 Shares                                                    7,050
  Additional Paid-In Capital                                       2,296,905
  Retained Earnings (Deficit)                                       (619,411)
  Notes Receivable - Related Parties                              (1,068,588)
                                                                 -----------

     Total Stockholders' Equity                                      615,956
                                                                 -----------

                                                                 $   671,285
                                                                 ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF OPERATIONS

                                                                    Years Ended
                                                                     April 30,
                                                           ----------------------------
                                                              2003             2002
                                                           ----------       -----------
Sales - Net                                                $  791,332       $ 1,360,139
                                                           ----------       -----------
Costs and Expenses:
  Cost of Sales                                               493,826           759,053
  Selling, General and Administrative Expenses                479,402           689,046
                                                           ----------       -----------
                                                              973,228         1,448,099
                                                           ----------       -----------

     (Loss) from Operations                                  (181,896)          (87,960)
                                                           ----------       -----------
Other Income:
  Interest Income                                               1,577             5,771
  Other                                                           780             5,915
                                                           ----------       -----------
                                                                2,357            11,686
                                                           ----------       -----------
     (Loss) Before Provision for Income Taxes                (179,539)          (76,274)

Provision for Income Taxes                                        200             1,479
                                                           ----------       -----------

     Net (Loss)                                            $ (179,739)      $   (77,753)
                                                           ==========       ===========

Loss Per Common Share - Basic                              $     (.03)      $      (.01)
                                                           ==========       ===========

Weighted Average Shares Outstanding                         7,050,540         7,050,540
                                                           ==========       ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                       YEARS ENDED APRIL 30, 2002 AND 2003

                                                                                              Notes
                                      Common Stock            Additional      Retained     Receivable -
                               ---------------------------      Paid-In       Earnings       Related
                                  Shares         Amount         Capital       (Deficit)       Parties        Total
                               ------------   ------------   ------------   ------------   ------------   ------------
Balance - April 30, 2001          7,050,540   $      7,050   $  2,145,896   $   (361,919)  $ (1,025,579)  $    765,448

Capital Contributed                      --             --         82,473             --             --         82,473

Accrued Interest on Loans to
 Related Parties - Net                   --             --             --             --        (28,473)       (28,473)

Net Loss                                 --             --             --        (77,753)            --        (77,753)
                               ------------   ------------   ------------   ------------   ------------   ------------

Balance - April 30, 2002          7,050,540          7,050      2,228,369       (439,672)    (1,054,052)       741,695

Capital Contribution                     --             --         68,536             --             --         68,536

Accrued Interest on Loans to
 Related Parties - Net                   --             --             --             --        (14,536)       (14,536)

Net Loss                                 --             --             --       (179,739)            --       (179,739)
                               ------------   ------------   ------------   ------------   ------------   ------------

Balance - April 30, 2003          7,050,540   $      7,050   $  2,296,905   $   (619,411)  $ (1,068,588)  $    615,956
                               ============   ============   ============   ============   ============   ============

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF CASH FLOWS

                                                                        Years Ended
                                                                         April 30,
                                                               ----------------------------
                                                                  2003              2002
                                                               ----------         ---------
Cash Flows from Operating Activities:
  Net (Loss)                                                   $ (179,739)        $ (77,753)
                                                               ----------         ---------
  Adjustments to Reconcile Net (Loss) to Net Cash
   (Used) in Operating Activities:
  Depreciation                                                     14,923            13,572
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable                      80,802          (251,956)
   (Increase) Decrease in Inventories                              79,116           (19,401)
   (Increase) Decrease in Prepaid Expenses                          4,743            (4,009)
   (Decrease) in Accounts Payable                                  (2,105)          (28,363)
   (Decrease) in Taxes Payable                                     (1,479)          (50,444)
                                                               ----------         ---------

       Total Adjustments                                         (176,000)         (340,601)
                                                               ----------         ---------

Net Cash (Used) in Operating Activities                            (3,739)         (418,354)
                                                               ----------         ---------

Cash Flows from Investing Activities:
  Capital Expenditures                                                 --            (9,058)
                                                               ----------         ---------

Net Cash (Used) in Investing Activities                                --            (9,058)
                                                               ----------         ---------

Cash Flows from Financing Activities:
  Proceeds of Loans to Related Parties                             54,000            54,000
                                                               ----------         ---------

Net Cash Provided by Financing Activities                          54,000            54,000
                                                               ----------         ---------

Increase (Decrease) in Cash and Cash Equivalents                   50,261          (373,412)

Cash and Cash Equivalents - Beginning of Year                     252,026           625,438
                                                               ----------         ---------

Cash and Cash Equivalents - End of Year                        $  302,287         $ 252,026
                                                               ==========         =========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                        Years Ended
                                                                         April 30,
                                                               ----------------------------
                                                                  2003              2002
Supplemental Cash Flow Information:
  Cash Paid for Interest                                       $       --         $      --
                                                               ==========         =========

  Cash Paid for Income Taxes                                   $    5,662         $  50,033
                                                               ==========         =========

Supplemental Disclosure of Non-Cash Investing Activities:
  Deposits Applied to Capital Expenditures                     $       --         $  10,000
                                                               ==========         =========

Accrued Interest on Related Parties Loans Receivable
  Credited to Additional Paid-In Capital                       $   68,536         $  82,473
                                                               ==========         =========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003

NOTE 1 -  NATURE OF BUSINESS

          Arbor EnTech Corporation (the "Company") is a Delaware corporation that engages in the production and wholesale distribution of wood products for home use, principally fireplace wood and garden stakes. The Company's products are produced, packaged in and distributed from its facility in Little Marsh, Pennsylvania. The products are delivered by independent truckers to customer locations in the Northeastern United States.

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

          USE OF ESTIMATES

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          LOSS PER COMMON SHARE

          The computation of earnings (loss) per share of common stock is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during that period. Since the Company has no common stock equivalents outstanding diluted earnings (loss) per share is the same as basic earnings (loss) per share.

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of the Company's financial instruments, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts reported because of their short-term nature.

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

NOTE 3 -  INVENTORIES

          Inventories consist of the following:
            Raw Materials                             $   57,805
            Finished Goods                                 7,318
                                                      ----------

                                                      $   65,123
                                                      ==========

NOTE 4 -  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consists of the following:

                                                                  Estimated
                                                                  Useful Life
                                                                  -------------
            Land                                      $   22,058        -
            Building and Improvements                     61,114  15 & 31 Years
            Machinery and Equipment                        4,300        5 Years
            Computers                                     12,804        3 Years
            Automotive Equipment                          39,782        5 Years
                                                      ----------
                                                         140,058
            Less:   Accumulated Depreciation              99,054
                                                      ----------

                                                      $   41,004
                                                      ==========

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003

NOTE 4 -  PROPERTY, PLANT AND EQUIPMENT (Continued)

          The land and building are collateralized by a mortgage held by the Company's Secretary/Treasurer (see Note 7).

NOTE 5 -  NOTES RECEIVABLE - RELATED PARTIES

          Notes receivable from related parties consists of amounts due from two affiliated companies. These loans are classified as a reduction of stockholders' equity. Although the loans bear interest such interest is not recorded as income for financial statement purposes but as additional contributed capital. In November 1999 the remaining two loans were memorialized into 10 year promissory notes bearing interest at 10% per annum, which was reduced to 7% per annum in October 2001. The notes are payable in equal annual installments of $108,789 and interest on the notes is payable semi-annually.

          The notes consist of the following:
               Receivable from:

                    Rushmore Financial Services, Inc. (a)  $   784,024
                    Attain Technology, Inc. (b)                 195,072
                                                           ------------
                                                                979,096
                    Accrued Interest                             89,492
                                                           ------------

                                                           $  1,068,588
                                                           ============

               (a) A corporation wholly owned by Mr. Shefts
                     and Mr. Houtkin.
               (b) A wholly owned subsidiary of Rushmore
                     Financial Services, Inc.

          The Company has not received the annual principal payments in the amount of $108,789 that were due November 18, 2001 and 2002.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003

NOTE 6 -  INCOME TAXES

          Income tax provision consisted of the following:

                                                        Years Ended
                                                          April 30,
                                                   ----------------------
                                                     2003          2002
                                                   ---------     --------
               Current
                 Federal                           $       -     $    833
                 State                                   200          646
                                                   ---------     --------
                                                         200        1,479
                                                   ---------     --------
               Deferred
                 Federal                                   -            -
                 State                                     -            -
                                                   ---------     --------
                                                           -            -
                                                   ---------     --------

                                                   $     200     $  1,479
                                                   =========     ========

          The following is a reconciliation of the US statutory income tax rate and the effective tax rate on pretax income:

                                                      Years Ended
                                                       April 30,
                                                   -------------------
                                                    2003         2002
                                                   ------       ------

               US federal statutory rate               34%          34%
               State taxes, net of federal
                 tax benefit                           (0)        (.60)
               Permanent differences               (14.46)      (41.60)
               Other, net                          (19.54)        6.26
                                                   ------       ------

               Effective tax rate                    (.00%)      (1.94%)
                                                   ======       ======

          The Company had deferred tax assets of approximately $38,000 at April 30, 2003, resulting primarily from capital loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the capital loss carryforwards.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

          LEGAL

          The Company may be subject to legal proceedings and claims which may arise in the ordinary course of its business. Currently, the Company is not a party to any known legal proceedings.

          LINE OF CREDIT

          The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage on the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at April 30, 2003 on this credit facility.

NOTE 8 -  MAJOR CUSTOMERS

          Net sales to a major national retailer in 2003 and 2002 accounted for approximately 100% of net sales each year.

          As of April 30, 2003, 100% of accounts receivable are amounts due from one major national retailer.

NOTE 9 -  RELATED PARTY TRANSACTIONS

          The Company paid $54,000 in administrative fees to a Company owned by two of its significant stockholders during the years ended April 30, 2003 and 2002, respectively.

ITEM 8.   MAJOR CUSTOMERS.

     Net sales to a major national retailer in 2003 and 2002 accounted for more than 99% of net sales each year.

     As of April 30, 2003, 100% of accounts receivable are amounts due from one major national retailer.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors        Age                     Positions
----------------------------------------------------------------------------------------
Harvey Houtkin                           54           Chairman of the Board, Chief
                                                      Executive Officer, President

Wanda Shefts                             45           Executive Vice President, Director

Mark Shefts                              45           Secretary/Treasurer, Director

Sherry Houtkin                           52           Director

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

ITEM 10.  EXECUTIVE COMPENSATION

                           Summary Compensation Table

Name and Principal Position         Year       Salary            Bonus      Other Annual Compensation
-----------------------------------------------------------------------------------------------------
Harvey Houtkin: CEO & Pres.         2003            --               --                --

                                    2002            --               --                --

                                    2001            --          100,000                --

Wanda Shefts, VP, Dir.              2003     $ 125,000         $ 15,000                --

                                    2002       127,404           20,000                --

                                    2001        97,785           37,000                --

Mark Shefts, SEC/Treas              2003            --               --                --
   Director
                                    2002            --               --                --

                                    2001            --          100,000                --

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

      NAME AND ADDRESS OF                       NUMBER OF SHARES             PERCENTAGE OF SHARES
       BENEFICIAL OWNER                        BENEFICIALLY OWNED             BENEFICIALLY OWNED
------------------------------------           -----------------             --------------------
Harvey Houtkin((1)(2)                              3,554,000                         50.4%
Wanda Shefts(1)(2)                                   159,100                          2.6%
Mark Shefts(1)(2)                                  3,554,000                         50.4%
Sherry Houtkin(1)(2)                                 159,000                          2.2%
All directors and executive officers
 as a group (4 persons)                            6,949,900                         98.6%

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

ITEM 12. RELATED PARTY TRANSACTIONS

     During the fiscal year ended April 30, 2003, Arbor acted as lender under two ten year loans which bore interest at 7% a year to two affiliated companies. The borrowers are Attain Technology, Inc. and Rushmore Financial Services, Inc. Attain Technology is wholly owned by Rushmore. Rushmore is owned 50% by Harvey Houtkin and 50% by Mark Shefts, officers, directors and principal shareholders of Arbor. Arbor has not received the principal payments in the amount of $108,789 due November 18, 2001 and November 18, 2002, or the interest payments aggregating approximately $92,000 due on May 18, 2003, on those notes.

     As of April 30, 2003, the amounts owed to Arbor were as follows:

     Rushmore Financial Services, Inc.          $  784,024
     Attain Technology, Inc.                       195,072
                                                 ---------
                                                   979,096
          Accrued Interest                          89,492
                                                 ---------
                               TOTAL            $1,068,588
                                                 =========

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 3(i)Articles of Incorporation         Incorporated by reference to
                                                       Exhibit 2 of Arbor's Form 10-SB

     (b) Exhibit 3(ii)      By-Laws                    Incorporated by reference to
                                                       Exhibit 2 of Arbor's Form 10-SB.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ARBOR ENTECH CORPORATION


Date: July 29, 2003                   By: /s/ Harvey Houtkin
                                          ------------------
                                                    Harvey Houtkin
                                                    Chairman of the Board,
                                                    Chief Executive Officer,
                                                                      President

              Certification of Chief Executive Officer Pursuant to
                  18 U.S.C. Section 1350 as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Arbor EnTech Corporation (the "Company") for the fiscal year ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Houtkin, Chairman and Chief Executive Officer of the Company, hereby certify that:

     (1) I, Harvey Houtkin, have reviewed this annual report on Form 10-KSB of Arbor EnTech Corporation;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 29, 2003                                s/Harvey Houtkin
                                             ----------------
                                             Harvey Houtkin
                                             Chief Executive Officer

              Certification of Chief Financial Officer Pursuant to
                  18 U.S.C. Section 1350 as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Arbor EnTech Corporation (the "Company") for the fiscal year ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Shefts, Chief Financial Officer of the Company, hereby certify that:

     (1) I, Mark Shefts, have reviewed this quarterly report on Form 10-KSB of Arbor EnTech Corporation;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 29, 2003                                   s/Mark Shefts
                                                -------------
                                                Mark Shefts
                                                Chief Financial Officer

                    Certification of Chief Executive Officer
            Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Arbor EnTech Corporation (the "Company") for the fiscal year ended April 30, 2003, as filed with the Securities and Exchange Commission (the "Commission") on the date hereof (the "Report"), Harvey Houtkin, as Chairman and Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report for the fiscal year ended April 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(1) The information in the Report, and the information in the Report, fairly presents, in all material respects, the financial condition and results of operations of the Company.

July 29, 2003                              s/Harvey Houtkin
                                           ----------------
                                                Harvey Houtkin
                                                Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Arbor EnTech Corporation (the "Company") for the fiscal year ended April 30, 2003, as filed with the Securities and Exchange Commission (the "Commission") on the date hereof (the "Report"), Mark Shefts, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report for the fiscal year ended April 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(1) The information in the Report, and the information in the Report, fairly presents, in all material respects, the financial condition and results of operations of the Company.

July 29, 2003                            s/Mark Shefts
                                         -------------
                                                Mark Shefts
                                                Chief Financial Officer