Form 10QSB
period 2003-07-31
ARBOR ENTECH CORP
filed 2003-09-17
CIK 710782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934
For the period ended: July 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-30432

ARBOR ENTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2335094 (I.R.S. Employer Identification Number)
Route 349, RD 1, Box 1076, Little Marsh, PA (Address of Principal Executive Offices)	16931 (Zip Code)

Registrant's Telephone Number, including Area Code: (570) 376-2217

(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at July 31, 2003

Common Stock, par value $.001 per share	7,050,540

        Transitional Small Business Format (check one): Yes ☐    No ☒

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEET

JULY 31, 2003
(Unaudited)

ASSETS
Current Assets:
Cash and Cash Equivalents	$384,022
Accounts Receivable	73,953
Inventories	85,384
Prepaid Expenses	33,130

Total Current Assets	576,489
Property, Plant and Equipment (Net of Accumulated Depreciation of $100,453)	39,605

$616,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$26,820

Total Current Liabilities	26,820

Commitments and Contingencies
Stockholders' Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,314,039
Retained Earnings (Deficit)	(659,593)
Notes Receivable—Related Parties	(1,072,222)

Total Stockholders' Equity	589,274

$616,094

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended July 31,
	2003	2002
Net Sales	$140,753	$247,477
Costs and Expenses:
Cost of Sales	87,830	148,486
Selling, General and Administrative Expenses	93,299	107,282

	181,129	255,768

Loss from Operations	(40,376)	(8,291)

Other Income:
Interest Income	194	447

	194	447

Net Loss	$(40,182)	$(7,844)

Earnings Per Common Share—Basic	$(.00)	$(.00)

Weighted Average Shares Outstanding	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended July 31,
	2003	2002
Cash Flows from Operating Activities:
Net Loss	$(40,182)	$(7,844)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	1,399	3,731
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable	153,052	109,254
(Increase) in Inventories	(20,261)	(33,122)
Increase (Decrease) in Prepaid Expenses	2,736	(38,527)
(Decrease) in Accounts Payable and Accrued Liabilities	(28,509)	(10,442)
(Decrease) in Taxes Payable	—	(1,479)

Total Adjustments	108,417	29,415

Net Cash Provided by Operating Activities	68,235	21,571

Cash Flows from Financing Activities:
Proceeds of Loans to Related Parties	13,500	13,500

Net Cash Provided by Financing Activities	13,500	13,500

Increase in Cash and Cash Equivalents	81,735	35,071
Cash and Cash Equivalents—Beginning of Period	302,287	252,026

Cash and Cash Equivalents—End of Period	$384,022	$287,097

Supplemental Cash Flow Information:
Cash Paid for Interest	$—	$—

Cash Paid for Income Taxes	$—	$50,200

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued Interest on Related Parties Loans Receivable Credited to Additional Paid-In Capital	$17,134	$17,134

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)

NOTE 1—Unaudited Interim Financial Statement

        In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

        Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2—Inventories

        Inventories consist of the following:

Raw Materials	$79,723
Finished Goods	5,661

$85,384

NOTE 3—Property, Plant and Equipment

        Property, plant and equipment consists of the following:

Land	$22,058
Building and Improvements	61,114
Machinery and Equipment	4,300
Computers	12,804
Automotive Equipment	39,782

140,058
Less: Accumulated Depreciation	100,453

$39,605

        The land and building are collateralized by a mortgage held by the Company's Secretary/Treasurer (see Note 6).

NOTE 4—Notes Receivable—Related Parties

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

        The notes consist of the following:

          Receivable from:

Rushmore Financial Services, Inc.(a)	$784,024
Attain Technology, Inc.(b)	195,072

979,096
Accrued Interest	93,126

$1,072,222

(a)
A corporation wholly owned by Mr. Shefts and Mr. Houtkin.

(b)
A wholly owned subsidiary of Rushmore Financial Services, Inc.

        The Company has not received the annual principal payments in the amount of $108,789 that were due November 18, 2001 and 2002.

NOTE 5—Related Party Transactions

        The Company paid $13,500 in administrative fees to a Company owned by two of its significant stockholders during the quarters ended July 31, 2003 and 2002.

NOTE 6—Commitments and Contingencies

Line of Credit

        The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest are payable on demand. There was no balance due at July 31, 2003 on this credit facility.

NOTE 7—Major Customers

        Net sales to a major national retailer in 2003 and 2002 accounted for approximately 100% of net sales each period.

        As of July 31, 2003, 100% of accounts receivable are amounts due from one major national retailer.

NOTE 8—Subsequent Events

        On September 2, 2003, the Company informed The Home Depot, Inc., the customer that purchases more than 99 percent of the Company's wood products, that the Company would no longer do business with Home Deport due to increased difficulties in transacting business with Home Depot on a profitable basis. The Company stated to Home Depot that these difficulties included Home

Depot's prohibition against price increases despite increases in the Company's increased costs of production, a diminution in the Home Depot territories the Company was allowed to sell product to, and Home Depot's demands regarding returns of ordered products that the Company was unwilling to accede to for economic reasons.

        The Company has discontinued its wood products business. The Company intends to seek other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 2003 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company's securities filings and press releases.

General

        We have been a wood products company which has been in business since 1980. Our business has increased over the years. We have been almost wholly dependent on sales to Home Depot.

        On September 2, 2003, the Company informed The Home Depot, Inc., the customer that purchases more than 99 percent of the Company's wood products, that the Company would no longer do business with Home Deport due to increased difficulties in transacting business with Home Depot on a profitable basis. The Company stated to Home Depot that these difficulties included Home Depot's prohibition against price increases despite increases in the Company's increased costs of production, a diminution in the Home Depot territories the Company was allowed to sell product to, and Home Depot's demands regarding returns of ordered products that the Company was unwilling to accede to for economic reasons.

        The Company has discontinued its wood products business. The Company intends to seek other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

Results of operations

Quarter ended July 31, 2003 compared to the quarter ended July 31, 2002.

        Net sales for the quarter ended July 31, 2003 were approximately $141,000, a decrease of $106,000 or 43% as compared to net sales of approximately $247,000 for the quarter ended July 31, 2002. Net sales decreased primarily due to decreased orders from Home Depot.

        Cost of sales were approximately $88,000 for the quarter ended July 31, 2003, a decrease of approximately $60,000 or 41% over the comparable 2002 period cost of sales of approximately $148,000. Cost of sales as a percentage of net sales was approximately 62% for the quarter ended July 31, 2003 compared to approximately 60% for the quarter ended July 31, 2002. This increase is primarily attributable to an increase in product costs during the current year that was not passed on to Home Depot.

        Selling, general and administrative expenses were approximately $93,000 for the quarter ended July 31, 2003, a decrease of approximately $14,000 or 13% over selling, general and administrative expenses of approximately $107,000 for the quarter ended July 31, 2002. This decrease was due primarily to decreases in salaries and related costs.

        Interest income for the quarter ended July 31, 2003 was approximately $200 compared to $400 for the quarter ended July 31, 2002.

        Arbor's net loss increased from approximately $8,000 for the quarter ended July 31, 2002 to a net loss of approximately $40,000 for the quarter ended July 31, 2003.

Liquidity and capital resources

        In the periods discussed above, Arbor's working capital requirements have been met primarily from sales of its wood products. At July 31, 2003 we had working capital of approximately $549,000.

        As at July 31, 2003, we had cash and cash equivalents of approximately $384,000, which represented 62% of total assets. Arbor believes it has adequate working capital to fund its operations for at least the next 12 months, but if we engage in new lines of business, additional working capital may be required. In connection with considering whether to engage in any particular new line of business, we will consider the availability of any additional working capital that may be required.

        Net cash provided by operating activities amounted to approximately $68,000 for quarter ended July 31, 2003. Net loss of $40,000 was reduced by decreases in accounts receivable of $153,000. Net cash provided by operating activities was decreased by increases in inventories of $20,000 and decreases in accounts payable and accrued liabilities of $29,000.

        Net cash provided by financing activities was approximately $14,000 for the quarter ended July 31, 2003 as a result of related party loan repayments.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  None

  (b)
  Report on Form 8-K filed Sept. 10, 2003; Item 5—Other Events and Regulation FD Disclosure, reporting disclosure of discontinuance of wood products business.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR ENTECH CORPORATION Registrant
By:	/s/ HARVEY HOUTKIN Harvey Houtkin President

By:	/s/ MARK SHEFTS Mark Shefts Chief Financial Officer

Dated:    September 17, 2003

QuickLinks

ARBOR ENTECH CORPORATION CONDENSED BALANCE SHEET JULY 31, 2003 (Unaudited)
ARBOR ENTECH CORPORATION CONDENSED STATEMENT OF OPERATIONS (Unaudited)
ARBOR ENTECH CORPORATION CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
ARBOR ENTECH CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS JULY 31, 2003 (Unaudited)
SIGNATURES