Form 10-Q
period 2003-10-31
ARBOR ENTECH CORP
filed 2003-12-12
CIK 710782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934
For the period ended: October 31, 2003
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

     ☒   Yes   ☐    No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common Stock, par value $.001 per share	7,050,540

Transitional Small Business Format (check one):           Yes  ☐     No  ☒

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEET

OCTOBER 31, 2003

(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$391,893
Prepaid Expenses	15,166

Total Current Assets	407,059

Property, Plant and Equipment (Net of Accumulated Depreciation of $101,854)	38,204

$445,263

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,383

Total Current Liabilities	6,383

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,331,173
Retained Earnings (Deficit)	(823,487)
Notes Receivable — Related Parties	(1,075,856)

Total Stockholders’ Equity	438,880

$445,263

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002

Net Sales	$—	$—	$—	$—

Costs and Expenses:
Selling, General and Administrative Expenses	61,634	77,846	127,893	150,396
	61,634	77,846	127,893	150,396

Loss from Operations	(61,634)	(77,846)	(127,893)	(150,396)

Other Income:
Interest	196	405	390	852

Loss from Continuing Operations	(61,438)	(77,441)	(127,503)	(149,544)

Income (Loss) from Discontinued Operations	(102,456)	(7,906)	(76,573)	56,353

Net Loss	$(163,894)	$(85,347)	$(204,076)	$(93,191)

Loss Per Common Share — Basic:
Loss from Continuing Operations	$(.01)	$(.01)	$(.02)	$(.02)
Income (Loss) from Discontinued Operations	(.01)	(.00)	(.01)	.01

Net Loss	$(.02)	$(.01)	$(.03)	$(.01)

Weighted Average Shares Outstanding	7,050,540	7,050,540	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2003	2002

Cash Flows from Operating Activities:
(Loss) from Continuing Operations	$(127,503)	$(149,544)
Adjustments to Reconcile (Loss) from Continuing Operations to Net Cash (Used) by Operating Activities:
Depreciation	—	—
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	11,350	(33,067)
(Decrease) in Accounts Payable	(17,884)	(12,180)
(Decrease) in Taxes Payable	—	(1,479)

Total Adjustments	(6,534)	(46,726)

Net Cash (Used) by Operating Activities	(134,037)	(196,270)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds of Loans to Related Parties	27,000	27,000

Net Cash Provided by Financing Activities	27,000	27,000

Net Cash Provided by Discontinued Operations	196,643	216,689

Increase in Cash and Cash Equivalents	89,606	47,419

Cash and Cash Equivalents — Beginning of Period	302,287	252,026

Cash and Cash Equivalents — End of Period	$391,893	$299,445

Supplemental Cash Flow Information:
Cash Paid for Interest	$—	$—

Cash Paid for Income Taxes	$—	$50,500

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued Interest on Related Parties Loans Receivable Credited to Additional Paid-In Capital	$17,134	$17,134

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2003

(Unaudited)

NOTE 1 -                Unaudited Interim Financial Statements

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 -                Property, Plant and Equipment

Property, plant and equipment consists of the following:

Land	$22,058
Building and Improvements	61,114
Machinery and Equipment	4,300
Computers	12,804
Automotive Equipment	39,782
140,058
Less: Accumulated Depreciation	101,854

$38,204

The land and building are collateralized by a mortgage held by the Company’s Secretary/Treasurer (see Note 5).

NOTE 3 -                Notes Receivable — Related Parties

Notes receivable from related parties consists of amounts due from two affiliated companies.  These loans are classified as a reduction of stockholders’ equity.  Although the loans bear interest such interest is not recorded as income for financial statement purposes but as additional contributed capital.  In November 1999 the remaining two loans were memorialized into 10 year promissory notes bearing interest at 10% per annum, which was reduced to 7% per annum in October 2001.  The notes are payable in equal annual installments of $108,789 and interest on the notes is payable semi-annually.

The notes consist of the following:

Receivable from:
Rushmore Financial Services, Inc. (a)	$784,024
Attain Technology, Inc. (b)	195,072
979,096
Accrued Interest	96,760
$1,075,856

(a)          A corporation wholly owned by Mr. Shefts and Mr. Houtkin.

(b)         A wholly owned subsidiary of Rushmore Financial Services, Inc.

The Company has not received the annual principal payments in the amount of $108,789 that were due November 18, 2002 and 2003.

NOTE 4 -                Related Party Transactions

The Company incurred $27,000 in administrative fees to a Company owned by two of its significant stockholders during the six months ended October 31, 2003 and 2002.

NOTE 5 -                Commitments and Contingencies

Line of Credit

The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company’s real property located in Tioga County, Pennsylvania.  This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum.  Principal and interest are payable on demand.  There was no balance due at October 31, 2003 on this credit facility.

NOTE 6 -                Discontinued Operations

On September 2, 2003, the Company informed The Home Depot, Inc., the customer that purchased more than 99 percent of the Company’s wood products, that the Company would no longer do business with Home Depot due to increased difficulties in transacting business with Home Depot on a profitable basis.  The Company stated to Home Depot that these difficulties included Home Depot’s prohibition against price increases despite increases in the Company’s increased costs of production, a diminution in the Home Depot territories the Company was allowed to sell product to, and Home Depot’s demands regarding returns of ordered products that the Company was unwilling to accede to for economic reasons.

The Financial Accounting Standards Board’s SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.

The Company has discontinued its wood products business.  Consequently, the accompanying financial statements reflect the wood products business as discontinued operations in accordance with SFAS No. 144.

Summarized below are the results of discontinued operations:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002

Net Sales	$20,638	$121,980	$161,391	$369,457

Income (Loss) from Discontinued Operations	$(102,456)	$(7,906)	$(76,573)	$56,353

The Company intends to seek other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

Item 2 -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this report which are not historical fact are “forward-looking statements” that involve various important assumptions, risks, uncertainties and other factors which could cause the Company’s actual results for 2003 and beyond to differ materially from those expressed in such forward-looking statements.  These important factors include, without limitation,   changes in the nature of the Company’s business, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company’s securities filings and press releases.

General

We were a wood products company which has been in business since 1980.  Our business fluctuated over the years.  We were almost wholly dependent on sales to The Home Depot, Inc.

On September 2, 2003, the Company informed Home Depot, the customer that purchased more than 99 percent of the Company’s wood products, that the Company would no longer do business with Home Deport due to increased difficulties in transacting business with Home Depot on a profitable basis.  The Company stated to Home Depot that these difficulties included Home Depot’s prohibition against price increases despite increases in the Company’s increased costs of production, a diminution in the Home Depot territories the Company was allowed to sell product to, and Home Depot’s demands regarding returns of ordered products that the Company was unwilling to accede to for economic reasons.

The Company has discontinued its wood products business.  The Company intends to seek other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

Results of operations

Quarter ended October 31, 2003 compared to the quarter ended October 31, 2002.

Since the Company discontinued its wood products business there were no sales from continuing operations during the quarter ended October 31, 2003 and 2002.

Selling, general and administrative expenses were approximately $62,000 for the quarter ended October 31, 2003, a decrease of approximately $16,000 or 21% over selling, general and administrative expenses of approximately $78,000 for the quarter ended October 31, 2002.

Arbor’s net loss increased from approximately $85,000 for the quarter ended October 31, 2002 to a net loss of approximately $164,000 for the quarter ended October 31, 2003.  This was an increase of approximately $79,000 or 93%.

Six months ended October 31, 2003 compared to the six months ended October 31, 2002

Since the Company discontinued its wood products business, there were no sales from continuing operations during the six months ended October 31, 2003 and 2002.

Selling, general and administrative expenses were approximately $128,000 for the six months ended October 31, 2003, a decrease of approximately $22,000 or 15% over selling, general and administrative expenses of approximately $150,000 for the six months ended October 31, 2002.

Arbor’s net loss increased from approximately $93,000 for the six months ended October 31, 2002 to approximately $204,000 for the six months ended October 31, 2003.  This was an increase of approximately $111,000 or 119%.

Discontinued Operations

On September 2, 2003, the Company informed Home Depot, the customer that purchased more than 99 percent of the Company’s wood products, that the Company would no longer do business with Home Depot due to increased difficulties in transacting business with Home Depot on a profitable basis.  The Company stated to Home Depot that these difficulties included Home Depot’s prohibition against price increases despite increases in the Company’s increased costs of production, a diminution in the Home Depot territories the Company was allowed to sell product to, and Home Depot’s demands regarding returns of ordered products that the Company was unwilling to accede to for economic reasons.

Net sales of the wood products business were approximately $21,000 and $122,000 for the quarters ended October 31, 2003 and 2002, respectively.  The net loss from discontinued operations was $102,000 and $10,000 for the quarters ended October 31, 2003 and 2002, respectively.

Liquidity and capital resources

In the periods discussed above, Arbor’s working capital requirements were met primarily from sales generated by its discontinued wood products business.  At October 31, 2003 we had working capital of approximately $401,000.

As at October 31, 2003, we had cash and cash equivalents of approximately $392,000, which represented 88% of total assets.  Arbor believes it has adequate working capital to fund its operations for at least the next 12 months.

Net cash used by operating activities amounted to approximately $134,000 for the six months ended October 31, 2003.  Loss from continuing operations of $128,000 for the six months ended October 31, 2003 was increased by decreases in accounts payable of $18,000 offset by decreases in prepaid expenses of $11,000.

Net cash provided by financing activities was approximately $27,000 for the six months ended October 31, 2003 as a result of related party loan repayments.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) None

(b) None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated December 12, 2003	ARBOR ENTECH CORPORATION
Registrant

	By:	s/Harvey Houtkin
President

	By:	s/Mark Shefts
Mark Shefts
Chief Financial Officer