Form 10QSB
period 2004-01-31
ARBOR ENTECH CORP
filed 2004-03-15
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

For the period ended: January 31, 2004

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

☒   Yes    ☐    No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at March 15, 2004
Common Stock, par value $.001 per share	7,050,540

Transitional Small Business Format (check one):                                 Yes    ☐    No    ☒

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEET

JANUARY 31, 2004

(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$365,370
Prepaid Expenses	701

Total Current Assets	366,071

Property, Plant and Equipment (Net of Accumulated Depreciation of $53,968)	29,204

$395,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$8,000

Total Current Liabilities	8,000

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,348,307
Retained Earnings (Deficit)	(888,592)
Notes Receivable – Related Parties	(1,079,490)

Total Stockholders’ Equity	387,275

$395,275

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003

Net Sales	$—	$—	$—	$—

Costs and Expenses:
Selling, General and Administrative Expenses	19,478	109,207	147,371	259,603
	19,478	109,207	147,371	259,603

Loss from Operations	(19,478)	(109,207)	(147,371)	(259,603)

Other Income:
Interest	241	363	631	1,215

Loss from Continuing Operations	(19,237)	(108,844)	(146,740)	(258,388)

Discontinued Operations:
Gain on Disposal of Property and Equipment from Discontinued Operations	10,401	—	10,401	—
Income (Loss) from Discontinued Operations	(56,268)	55,949	(132,841)	112,302

	(45,867)	55,949	(122,440)	112,302

Net Loss	$(65,104)	$(52,895)	$(269,180)	$(146,086)

Loss Per Common Share – Basic:
Loss from Continuing Operations	$.00	$(.02)	$(.02)	$(.04)
Income (Loss) from Discontinued Operations	(.01)	.01	(.02)	.02

Net Loss	$(.01)	$(.01)	$(.04)	$(.02)

Weighted Average Shares Outstanding	7,050,540	7,050,540	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
	2004	2003

Cash Flows from Operating Activities:
(Loss) from Continuing Operations	$(146,740)	$(258,388)
Adjustments to Reconcile (Loss) from Continuing Operations to Net Cash (Used) by Operating Activities:
Gain on Sale of Property and Equipment	(10,402)	—
Changes in Operating Assets and Liabilities:
Decrease in Prepaid Expenses	18,582	14,871
(Decrease) in Accounts Payable	(28,679)	(11,233)
(Decrease) in Taxes Payable	—	(1,479)

Total Adjustments	(10,097)	(2,159)

Net Cash (Used) by Operating Activities	(156,837)	(256,229)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	18,000	—

Net Cash Provided by Investing Activities	18,000	—

Cash Flows from Financing Activities:
Proceeds of Loans to Related Parties	40,500	40,500

Net Cash Provided by Financing Activities	40,500	40,500

Net Cash Provided by Discontinued Operations	171,822	308,775

Increase in Cash and Cash Equivalents	63,083	93,046
Cash and Cash Equivalents – Beginning of Period	302,287	252,026

Cash and Cash Equivalents – End of Period	$365,370	$345,072

Supplemental Cash Flow Information:
Cash Paid for Interest	$—	$—

Cash Paid for Income Taxes	$—	$5,662

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued Interest on Related Parties Loans Receivable Credited to Additional Paid-In Capital	$51,402	$51,402

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2004

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

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 -                                               Property, Plant and Equipment

Property, plant and equipment consists of the following:

Land	$22,058
Building and Improvements	61,114
83,172
Less: Accumulated Depreciation	53,968

$29,204

The land and building are collateralized by a mortgage held by the Company’s Secretary/Treasurer (see Note 5).

NOTE 3 -                                               Notes Receivable – Related Parties

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

The notes consist of the following:

Receivable from:
Rushmore Financial Services, Inc. (a)	$784,024
Attain Technology, Inc. (b)	195,072
979,096
Accrued Interest	100,394
$1,079,490

(a)          A corporation controlled by Mr. Shefts and Mr. Houtkin.

(b)         A wholly owned subsidiary of Rushmore Financial Services, Inc.

The Company has not received the annual principal payments in the amount of $108,789 that were due November 18, 2003.

NOTE 4 -                                               Related Party Transactions

The Company incurred $40,500 in administrative fees to an affiliated Company during the nine months ended January 31, 2004 and 2003.

NOTE 5 -                                               Commitments and Contingencies

Line of Credit

The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage on the Company’s real property located in Tioga County, Pennsylvania.  This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum.  Principal and interest are payable on demand.  There was no balance due at January 31, 2004 on this credit facility.

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

The Financial Accounting Standards Board’s SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.

The Company has discontinued its wood products business.  Consequently, the accompanying financial statements reflect the wood products business as discontinued operations in accordance with SFAS No. 144.

Summarized below are the results of discontinued operations:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003

Net Sales	$—	$459,497	$571,337	$1,053,475

Income (Loss) from Discontinued Operations	$(56,268)	$55,949	$(132,841)	$112,302

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

Item 2 -                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this report which are not historical fact are “forward-looking statements” that involve various important assumptions, risks, uncertainties and other factors which could cause the Company’s actual results for 2004 and beyond to differ materially from those expressed in such forward-looking statements.  These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company’s securities filings and press releases.

General

We were a wood products company that has been in business since 1980.  Our business has fluctuated over the years.  We were almost wholly dependent on sales to Home Depot.

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

Results of operations

Quarter ended January 31, 2004 compared to the quarter ended January 31, 2003.

Since the Company discontinued its wood products business there were no sales from continuing operations during the quarter ended January 31, 2004 and 2003.

Selling, general and administrative expenses were approximately $19,000 for the quarter ended January 31, 2004, a decrease of approximately $90,000 or 83% over selling, general and administrative expenses of approximately $109,000 for the quarter ended January 31, 2003.  The decrease in selling, general and administrative expenses is a result of the Company’s discontinued operations of its wood products business.

Arbor’s net loss increased from approximately $53,000 for the quarter ended January 31, 2003 to a net loss of approximately $65,000 for the quarter ended January 31, 2004.  This was an increase of approximately $12,000 or 23%.

Nine months ended January 31, 2004 compared to the nine months ended January 31, 2003

Since the Company discontinued its wood products business there were no sales from continuing operations during the nine months ended January 31, 2004 and 2003.

Selling, general and administrative expenses were approximately $147,000 for the nine months ended January 31, 2004, a decrease of approximately $113,000 or 43% over selling, general and administrative expenses of approximately $260,000 for the nine months ended January 31, 2003.  The decrease in selling, general and administrative expenses is a result of the Company’s discontinued operations of its wood products business.

Arbor’s net loss increased from approximately $146,000 for the nine months ended January 31, 2003 to approximately $269,000 for the nine months ended January 31, 2004.  This was an increase of approximately $123,000 or 84%.

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

Net sales of the wood products business were approximately $0 and $459,000 for the quarters ended January 31, 2004 and 2003, respectively.  The net income (loss) from discontinued operations was $(56,000) and $56,000 for the quarters ended January 31, 2004 and 2003, respectively.

Liquidity and capital resources

In the prior periods discussed above, Arbor’s working capital requirements have been met primarily from sales generated by its discontinued wood products business.  At January 31, 2004 we had working capital of approximately $358,000.

As at January 31, 2004, we had cash and cash equivalents of approximately $365,000, which represented 92% of total assets.  Arbor believes it has adequate working capital to fund its operations for at least the next 12 months.  Although Arbor is seeking new business opportunities, it has not yet identified any particular such opportunity.  Thus, for the foreseeable future working capital is needed only for general and administrative costs and expenses.

Net cash used by operating activities amounted to approximately $157,000 for the nine months ended January 31, 2004.  Loss from continuing operations of $147,000 for the nine months ended January 31, 2004 was increased by decreases in accounts payable of $29,000 offset by decreases in prepaid expenses of $19,000.

Net cash provided by financing activities was approximately $40,500 for the nine months ended January 31, 2004 as a result of related party loan repayments.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) None

(b) None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 15, 2004	ARBOR ENTECH CORPORATION
Registrant

	By:	s/Harvey Houtkin
President

By:	s/Mark Shefts
Mark Shefts
Chief Financial Officer