Form 10KSB
period 2004-04-30
ARBOR ENTECH CORP
filed 2004-08-16
CIK 710782

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000 30432

ARBOR ENTECH CORPORATION

(Name of Small Business Issuer in its charter)

Delaware	22-2335094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

RD 1, Box 1076, Little Marsh, Pennsylvania	16931
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (570) 376-2217

Securities registered under Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
None	NASD Bulletin Board

Securities registered under Section 12(g) of the Act:

Common
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation SB not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

State issuer’s revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Average Bid/Ask 08/11/04: $679,320.00

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,050,540

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The list of documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

PART I

The statements contained in this report that are not historical fact are “forward-looking statements” that involve various important assumptions, risks, uncertainties and other factors that could cause the Company’s actual results for 2004 and beyond to differ materially from those expressed in such forward-looking statements.  These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company’s securities filings and press releases.

ITEM 1.  DESCRIPTION OF BUSINESS

Arbor EnTech Corporation (“Arbor”) is a Delaware corporation which was organized in 1980 under the name Arbor Energy Corporation.  Our name change was effected in 1984.

Arbor engaged in the production and wholesale distribution of wood products for home use, principally fireplace wood and garden stakes.  Arbor’s products were packaged in and distributed from Arbor’s facility in Little Marsh, Pennsylvania.

On September 2, 2003, we discontinued our wood products business.  We our seeking other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

Customers

Substantially all of Arbor’s products were sold to The Home Depot, Inc. for resale at its retail outlets.  On September 2, 2003, we informed Home Depot that we would no longer do business with that company due to increased difficulties in transacting business with Home Depot on a profitable basis.  We stated to Home Deport that these difficulties included Home Depot’s prohibition against price increases despite increases in our costs of production, a diminution in the Home Depot territories we were allowed to sell product to, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.  As a result, the Company discontinued its wood products business.

Suppliers

Arbor obtained logs, cut firewood and garden stakes from many independent loggers.

Competition

Arbor competed with many other wood product companies.  Some of the major competitors were Ultraflame and Ossipee.  Arbor also competed with numerous small suppliers, local tree companies and others who sell wood by the cord.  Arbor competed on the basis of price, consistency of product quality and prompt delivery.  Arbor also competed with paper firelog companies and with suppliers of metal plant cages and stakes.  Arbor has no information on its competitive position within the industry because of the lack of public availability of relevant information.

Search for a Business Opportunity

The procedures and practices described in the following generalized discussion are intended only to provide a background against which Arbor’s business and its search for a business opportunity may be evaluated.  There can be no assurance that the procedures and practices described in the following generalized discussion have or will apply in any particular instances to our search for a business opportunity.

Arbor has no current business operations and no representation is made, nor is any intended, that we will be able to carry on future business activities successfully.  Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to Arbor.

Arbor’s management anticipates that the Company may be able to participate in only one potential business venture.  We may seek a business opportunity in the form of a firm that has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business that may be experiencing financial or operating difficulties and needs additional capital.  Some business opportunities may involve the acquisition or merger with a company that does not need substantial additional cash but that desires to establish a public trading market for its stock.  A company that seeks Arbor’s participation in attempting to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of undertaking a public offering itself.  Factors considered may include time delays, significant expense, loss of voting control and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

The selection of a business opportunity is complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, we believe that there are numerous firms seeking the benefits of a publicly traded corporation.  Those perceived benefits may include facilities or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to keep employees, providing liquidity (subject to restriction of applicable statues) for all shareholders, and other factors.  Potentially available business opportunities may occur in many different industries at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We believe Arbor offers owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.  The owners of the business opportunities will, however,, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale.  Arbor will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing required SEC disclosure reports, agreements and related reports and documents.

In analyzing prospective business opportunities, management considers such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history or operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services that may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.  Arbor’s Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of its investigation.

Any opportunity in which Arbor participates will present certain risks.  Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and Arbor’s shareholders must, therefore, depend on the ability of Management to identify and evaluate such risks.

In implementing a structure for a particular business acquisition, it is likely that the consideration utilized to make any acquisitions will consist of equity securities.  In the event that an acquisition is made utilizing primarily equity securities, the percentage ownership of present shareholders may be diluted and persons acquiring shares in connection with any acquisition of a business may obtain an amount of equity securities sufficient to control Arbor.  Additionally, Arbor’s Directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Arbor’s shareholders.  Further, if Arbor were to issue substantial additional securities in any acquisition, such issuance might have an adverse effect on the trading market in Arbor’s securities in the future.

In connection with its search for a business opportunity, Arbor has been and will remain an insignificant participant among firms that engage in the acquisition of business opportunities.  There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than Arbor.

Intellectual Property

The trademark “Arborlogs®” has been registered with the U.S. Trademark and Copyright Office.  This trademark expired on March 13, 2004.  Arbor did not renew the trademark because it discontinued its wood products business.

Governmental Regulation

There were no government regulations which materially impacted our packaging and distribution operations, except for regulations promulgated by OSHA (the U.S. Occupational Safety and Health Agency), pursuant to which we were required to maintain a safe warehouse environment for our workers, and by state departments of weights and measures with respect to the labeling of our products.

Personnel

Arbor was a seasonal employer.  The number of employees ranged from a high of approximately 31 from September to January to 4 in the remaining months.  There are currently no employees of Arbor.

How to Contact Arbor

Arbor’s principal executive offices are located on Route 349,  RD 1, Box 1076, Little Marsh, Pennsylvania, and its telephone number is (570) 376-2217.

Arbor is required to file quarterly and annual reports with the Securities and Exchange Commission.  In the event Arbor’s obligation to file these reports is suspended under the Securities and Exchange Act of 1934, it is Arbor’s intention to continue to file such reports; however, this determination may be modified.  The public may read and copy this Form 10-KSB and any other materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

Arbor owns a lumber mill facility located on 102 acres of property in Little Marsh, Pennsylvania.  The mill consists of an enclosed structure of 17,000 square feet, with a 7,000 foot outdoor overhang and another 10,000 foot outdoor overhang.  Approximately 12 acres of the property was devoted to Arbor’s work area and the remaining 90 acres are forest land.  The real property is mortgaged to Mark Shefts, Secretary/Treasurer and a director of Arbor, to secure a credit line Mr. Shefts extended to Arbor in the amount of $100,000.

ITEM 3.  LEGAL PROCEEDINGS

Arbor is not currently involved in any outstanding legal proceedings nor was it in the fiscal year ended April 30, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Arbor’s Common Stock is traded on the NASD OTC Bulletin Board.

Arbor’s Common Stock is currently considered to be “penny stock” and as such is subject to a variety of requirements under the Securities Exchange Act of 1934, as amended.  Penny stocks are low-priced shares of small companies not traded on an exchange or quoted on Nasdaq.  Prices often are not available.  Investors in penny stocks often are unable to sell stock back to the broker/dealer that sold them the stock.  Thus, investment in a penny stock can be very risky.  Prior to effecting a transaction in a penny stock, a brokerage firm must deliver a standardized risk disclosure statement to the customer which describes the risks involved, the duties of the broker to the customer and the rights and remedies available, the nature of bid and ask prices in the penny stock market and a toll-free telephone number to provide information on disciplinary histories.  Further, the broker/dealer must disclose the bid and ask prices, the number of shares to which the prices apply, and the amount and description of any compensation received by the broker/dealer.  Prior to the transaction the broker/dealer must approve the person’s account for transactions involving penny stocks by obtaining from the person information concerning the person’s financial situation, investment experience and investment objectives and reasonably determine, based on such information, that transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. Finally, the broker/dealer must receive from the customer a signed and dated written acknowledgment of receipt of the disclosure document disclosing the basis on which the broker/dealer made the suitability determination, and on which the person agrees in writing to the specific transaction.  Each customer must also receive a monthly statement indicating the market value of the penny stocks owned by the customer.  These requirements, while offering a great deal of customer protection, negatively affect liquidity in the penny stock market by making the process both more selective and more time consuming.

A cash dividend of $.15 a share was declared in April 2004 and paid on May 1, 2004 to all shareholders of record as of March 22, 2004.  No other dividends were declared on our stock in the last two fiscal years.

There were no sales of securities by Arbor during the last three years.

ITEM 6.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Arbor EnTech Corporation

We have audited the accompanying balance sheet of Arbor EnTech Corporation as of April 30, 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

July 12, 2004

ARBOR ENTECH CORPORATION

BALANCE SHEET

APRIL 30, 2004

ASSETS

Current Assets:
Cash and Cash Equivalents	$365,128
Notes Receivable — Related Parties	1,019,850
Prepaid Expenses	511

Total Current Assets	1,385,489

Property and Equipment (Net of Accumulated Depreciation of $54,254)	28,918

$1,414,407

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$18,026
Dividends Payable	1,057,581

Total Current Liabilities	1,075,607

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,365,441
Retained Earnings (Deficit)	(2,033,691)

Total Stockholders’ Equity	338,800

$1,414,407

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF OPERATIONS

	Years Ended
	April 30,
	2004	2003

Net Sales	$—	$—

Costs and Expenses:
Selling, General and Administrative Expenses	281,626	353,665
	281,626	353,665

Loss from Operations	(281,626)	(353,665)

Other Income:
Interest Income	936	1,577
Other	—	780
	936	2,357

Loss from Continuing Operations Before Income
Tax Provision (Benefit)	(280,690)	(351,308)

Income Tax Provision (Benefit)	(27,230)	200

Loss from Continuing Operations	(253,460)	(351,508)

Discontinued Operations:
Gain on Disposal of Property and Equipment from Discontinued Operations	31,162	—
Income (Loss) from Discontinued Operations	(134,401)	171,769

Net Income (Loss) from Discontinued Operations	(103,239)	171,769

Net Loss	$(356,699)	$(179,739)

Loss Per Common Share – Basic:
Loss from Continuing Operations	$(.04)	$(.05)
Income (Loss) from Discontinued Operations	(.01)	.02

Net Loss	$(.05)	$(.03)

Weighted Average Shares Outstanding	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2003 AND 2004

	Common Stock Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Notes Receivable - Related Parties	Total

Balance – April 30, 2002	7,050,540	$7,050	$2,228,369	$(439,672)	$(1,054,052)	$741,695

Capital Contributed	—	—	68,536	—	—	68,536

Accrued Interest on Loans to Related Parties – Net	—	—	—	—	(14,536)	(14,536)

Net Loss	—	—	—	(179,739)	—	(179,739)

Balance – April 30, 2003	7,050,540	7,050	2,296,905	(619,411)	(1,068,588)	615,956

Capital Contributed	—	—	68,536	—	—	68,536

Net Repayment on Loans to
Related Parties	—	—	—	—	48,738	48,738

Reclassification of Notes
Receivable – Related
Parties to Current Assets	—	—	—	—	1,019,850	1,019,850

Net Loss	—	—	—	(356,699)	—	(356,699)

Dividends to Stockholders	—	—	—	(1,057,581)	—	(1,057,581)

Balance – April 30, 2004	7,050,540	$7,050	$2,365,441	$(2,033,691)	$—	$338,800

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF CASH FLOWS

	Years Ended
	April 30,
	2004	2003

Cash Flows from Operating Activities:
(Loss) from Continuing Operations	$(253,460)	$(351,508)
Adjustments to Reconcile (Loss) from Continuing Operations to Net Cash (Used) in Operating Activities:
Depreciation	4,487	14,923
Gain on Sale of Property and Equipment	(31,162)	—
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	2,165	(7,596)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(18,652)	13,979
(Decrease) in Taxes Payable	—	(1,479)

Total Adjustments	(43,162)	19,827

Net Cash (Used) in Operating Activities	(296,622)	(331,681)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	38,760	—

Net Cash Provided by Investing Activities	38,760	—

Cash Flows from Financing Activities:
Proceeds of Loans to Related Parties	117,274	54,000

Net Cash Provided by Financing Activities	117,274	54,000

Net Cash Provided by Discontinued Operations	203,429	327,942

Increase in Cash and Cash Equivalents	62,841	50,261

Cash and Cash Equivalents – Beginning of Year	302,287	252,026

Cash and Cash Equivalents – End of Year	$365,128	$302,287

Supplemental Cash Flow Information:
Cash Paid for Interest	$—	$—

Cash Paid for Income Taxes	$—	$5,662

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued Interest on Related Parties Loans Receivable Credited to Additional Paid-In Capital	$68,536	$68,536

Dividends Payable on Common Stock	$1,057,581	$—

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2004

NOTE 1 -                                             Nature of Business

Arbor EnTech Corporation (the “Company”) is a Delaware corporation that engaged in the production and wholesale distribution of wood products for home use, principally fireplace wood and garden stakes.  The Company’s products were produced, packaged in and distributed from its facility in Little Marsh, Pennsylvania.  The products were delivered by independent truckers to customer locations in the Northeastern United States.  On September 22, 2003, the Company discontinued its wood products business.  The Company is seeking other business opportunities but has not yet identified any such opportunity.

NOTE 2 -                                             Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  Expenditures for maintenance and repairs are charged to expense as incurred where as major betterments and renewals are capitalized.

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

Loss Per Common Share

The computation of earnings (loss) per share of common stock is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during that period.  Since the Company has no common stock equivalents, outstanding diluted earnings (loss) per share is the same as basic earnings (loss) per share.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, which consist primarily of cash and cash equivalents and accounts payable, approximate their carrying amounts reported due to their short-term nature.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist of cash and cash equivalents.  At times, such amounts are in excess of the FDIC insurance limits.

NOTE 3 -                                             Property and Equipment

Property and equipment consists of the following:

		Estimated Useful Life
Land	$22,058	—
Building and Improvements	61,114	15 & 31 Years
	83,172
Less: Accumulated Depreciation	54,254

	$28,918

Depreciation amounted to $4,487 and $14,923 for the years ended April 30, 2004 and 2003, respectively.

The land and building are collateralized by a mortgage held by the Company’s Secretary/Treasurer (see Note 7).

NOTE 4 -                                             Notes Receivable — Related Parties

Notes receivable from related parties consists of amounts due from two affiliated companies.  As of April 30, 2004, these loans were reclassified from reductions of stockholders’ equity to current assets since they were repaid in full in May 2004 (see Note 10).  Although the loans carried interest, such interest is not recorded as income for financial statement purposes but as additional contributed capital.  In November 1999, the two loans were memorialized into 10 year promissory notes bearing interest at 10% per annum, which was reduced to 7% per annum in October 2001.  The notes were payable in equal annual installments of $108,789 and interest on the notes was payable semi-annually.

The notes consisted of the following:

Receivable from:
Rushmore Financial Services, Inc. (a)	$784,024
Attain Technology, Inc. (b)	184,934
968,958
Accrued Interest	50,892

$1,019,850

(a)          A corporation wholly owned by Mr. Shefts and Mr. Houtkin.

(b)         A wholly owned subsidiary of Rushmore Financial Services, Inc.

NOTE 5 -                                             Income Taxes

Income tax provision (benefit) consisted of the following:

	Years Ended
	April 30,
	2004	2003
Current
Federal (Income Tax Refund)	$(27,420)	$—
State	190	200
	(27,230)	200
Deferred
Federal	—	—
State	—	—
	—	—

	$(27,230)	$200

The following is a reconciliation of the US statutory income tax rate and the effective tax rate on pretax income:

	Years Ended
	April 30,
	2004	2003

US federal statutory rate	34%	34%
State taxes, net of federal tax benefit	(0)	(0)
Permanent differences	(4.21)	(14.46)
Other, net	(29.79)	(19.54)

Effective tax rate	(.00)%	(.00)%

For income tax purposes, the Company had available net operating loss carryforwards (“NOL”) at April 30, 2004 of approximately $343,000 expiring in 2024 to reduce future federal taxable income, if any.

The Company had deferred tax assets of approximately $160,000 at April 30, 2004, resulting primarily from net operating loss carryforwards.  The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the net operating loss carryforwards.

NOTE 6 -                                             Commitments and Contingencies

Line of Credit

The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage on the Company’s real property located in Tioga County, Pennsylvania.  This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum.  Principal and interest are payable on demand.  There was no outstanding balance due at April 30, 2004 on this credit facility.

NOTE 7 -                                             Discontinued Operations

On September 2, 2003, the Company informed The Home Depot, Inc., the customer that purchased more than 99 percent of the Company’s wood products, that the Company would no longer do business with Home Depot due to increased difficulties in transacting business with Home Depot on a profitable basis.  The Company stated to Home Depot that these difficulties included Home Depot’s prohibition against price increases despite increases in the Company’s increased costs of production, a diminution in the Home Depot territories the Company was allowed to sell products to, and Home Depot’s demands regarding returns of ordered products that the Company was unwilling to accede to for economic reasons.

The Financial Accounting Standards Board’s SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting and Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions,” for segments of a business to be disposed of, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.

The Company has discontinued its wood products business.  Consequently, the accompanying financial statements reflect the wood products business as discontinued operations in accordance with SFAS No. 144.

Summarized below are the results of discontinued operations:

	Year Ended
	April 30,
	2004	2003

Net Sales	$139,287	$791,332

Income (Loss) from Discontinued Operations	$(103,239)	$171,769

The Company is seeking other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

NOTE 8 -                                             Related Party Transactions

The Company paid $54,220 and $54,000 in administrative fees to a Company owned by two of its significant stockholders during the years ended April 30, 2004 and 2003, respectively.

NOTE 9 -                                             Dividends Payable

In April 2004, the board of directors declared a dividend of $.15 per share that was paid on May 1, 2004, to each shareholder of record as of March 22, 2004.  These dividends in the amount of $1,057,581 have been included as a liability and reduction of stockholders’ equity on the accompanying balance sheet.

NOTE 10 -                                       Subsequent Events

In May 2004, notes receivable from related parties were paid in full and therefore have been classified as a current asset on the accompanying balance sheet.

ITEM 7 -                                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this report which are not historical fact are “forward-looking statements” that involve various important assumptions, risks, uncertainties and other factors that could cause the Company’s actual results for 2004 and beyond to differ materially from those expressed in such forward-looking statements.  These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company’s securities filings and press releases.

General

We were a wood products company that has been in business since 1980.  Our business fluctuated over the years.  We were almost wholly dependent on sales to The Home Depot, Inc.

On September 2, 2003, the Company informed Home Depot, the customer that purchased more than 99 percent of our wood products, that we would no longer do business with Home Deport due to increased difficulties in transacting business with Home Depot on a profitable basis.  We stated to Home Depot that these difficulties included Home Depot’s prohibition against price increases despite increases in our costs of production, a diminution in the Home Depot territories we were allowed to sell product to, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.

The Company has discontinued its wood products business.  We are seeking other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

Fiscal year ended April 30, 2004 compared to the fiscal year ended April 30, 2003

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2004 and 2003, respectively.

Selling, general and administrative expenses were approximately $282,000 for the fiscal year ended April 30, 2004, a decrease of approximately $57,000 or 17% over selling, general and administrative expenses of approximately $339,000 for the fiscal year ended April 30, 2003.  The decrease in selling, general and administrative expenses is a result of our discontinued operations of our wood products business.

Our net loss increased from approximately $180,000 for the fiscal year ended April 30, 2003 to approximately $357,000 for the fiscal year ended April 30, 2004.  This was an increase of approximately $177,000 or 98% and resulted from a continuance of certain ongoing expenses during a period when we had no operating revenues.

Discontinued Operations

On September 2, 2003, we informed Home Depot, the customer that purchased more than 99 percent of our wood products, that we would no longer do business with Home Depot due to increased difficulties in transacting business with Home Depot on a profitable basis.  We stated to Home Depot that these difficulties included Home Depot’s prohibition against price increases despite increases in our costs of production, a diminution in the Home Depot territories we were allowed to sell product to, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.

Net sales of the wood products business were approximately $139,000 and $791,000 for the years ended April 30, 2004 and 2003, respectively.  The net income (loss) from discontinued operations was $(103,000) and $172,000 for the years ended April 30, 2004 and 2003, respectively.

Liquidity and capital resources

In the prior periods discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business.  At April 30, 2004, we had working capital of approximately $310,000.

As at April 30, 2004, we had cash and cash equivalents of approximately $365,000, which represented 26% of total assets.  We believe we have adequate working capital to fund our operations for at least the next 12 months.

Net cash used in operating activities amounted to approximately $(297,000) for the fiscal year ended April 30, 2004.  Loss from continuing operations of $253,000 for the fiscal year ended April 30, 2004 was increased by decreases in accounts payable of $19,000 offset by decreases in prepaid expenses of $2,000.

Net cash provided by financing activities was $117,274 for the fiscal year ended April 30, 2004 as a result of related party loan repayments.

ITEM 8.                                                   MAJOR CUSTOMERS

More than 99 percent of our sales were to Home Depot.

PART III

ITEM 9.                 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors	Age	Positions

Harvey Houtkin	55	Chairman of the Board, Chief Executive Officer, President

Wanda Shefts	46	Executive Vice President, Director

Mark Shefts	46	Secretary/Treasurer, Director

Sherry Houtkin	53	Director

Harvey I. Houtkin founded Arbor EnTech Corporation in October 1980 and has been our Chairman of the Board, Chief Executive Officer and President since inception.  Mr. Houtkin held a seat on the New York Stock Exchange from 1984 to 1988 and is Chairman of the Board, Chief Executive

Officer, Secretary and co-owner of Domestic Securities, Inc., an NASD registered broker/dealer which operated a floor brokerage business on that Exchange during the time the seat was owned.  Domestic operates the ATTAIN® electronic communications network and engages in market making and proprietary trading.  From April 1993 through the present Mr. Houtkin has been Chairman of the Board, Chief Executive Officer and Secretary of All-Tech Direct, Inc. (“All-Tech”), which formerly operated as a securities broker/dealer and is now inactive.  Mr. Houtkin graduated from Baruch College of the City University of New York in 1970 with a Bachelor of Science Degree and in 1973 with a Masters Degree in Business Administration.

Wanda Shefts was the Vice President and a director of Arbor 1982 through April 1987 and from February 1993 through the present.  She has an Associates Degree from Kingsborough Community College.

Mark D. Shefts was the Secretary/Treasurer and a director of Arbor from 1982 through April 1987 and from February 1993 through the present.  He is a member of the Chicago Stock Exchange and is President, Treasurer and a co-owner of Domestic Securities, Inc., an NASD registered broker/dealer which operated a floor brokerage business on the New York Stock Exchange from 1984 to 1988 and which now owns the ATTAIN® ECN and engages in market making and proprietary trading.  He has been a principal of All-Tech Direct, Inc., which formerly operated as a securities broker/dealer, since early 1988 and has been its President, Chief Operating Officer, Chief Financial Officer, Treasurer and a Director since such time.  Mr. Shefts is licensed as a Commodity Pool Operator and a Commodity Trading Advisor by the National Futures Association.  He is also a Certified Financial Services Auditor of the National Association of Financial Services Auditors, a Certified Fraud Examiner of the Association of Certified Fraud Examiners, and an arbitrator for the American Arbitration Association and NASD Dispute Resolution, Inc.  Mr. Shefts graduated in 1979 from Brooklyn College of the City of New York with a Bachelor of Science Degree in Accounting.

Sherry Houtkin has been a director of Arbor since February 1994.  She has studied at Rockland Community College and Ramapo College.

Mark Shefts and Wanda Shefts are husband and wife.  Harvey Houtkin and Wanda Shefts are brother and sister.  Harvey Houtkin and Sherry Houtkin are husband and wife.

Mark Shefts and Harvey Houtkin, officers, directors and principal shareholders of Arbor, have not been required to file any Form 4’s during the most recent fiscal year because they neither bought nor sold shares of Arbor.

ITEM 10.  EXECUTIVE COMPENSATION

	Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation

Harvey Houtkin: CEO & Pres.	2004	—	31,527	—
	2003	—	—	—
	2002	—	—	—

Wanda Shefts, VP, Dir.	2004	$84,084	—	—
	2003	125,000	15,000	—
	2002	127,404	20,000	—

Mark Shefts, SEC/Treas Director	2004	—	31,527	—
	2003	—	—	—
	2002	—	—	—

Employment Agreements

Arbor had no employment agreements with any of its employees.

Stock Option Plans

Arbor has no stock option or bonus plans for its employees.

Limitations on Liability and Indemnification Matters

As authorized by the Delaware General Corporation Law, Arbor’s By-Laws provide that Arbor will indemnify any person who was or is a party or is threatened to be made a party to any action or proceeding by reason of such person’s being an officer, director, employee or agent of Arbor if that person acted in good faith in a manner that person reasonably believed to be in or not opposed to the best interest of Arbor.  Section 145 of the Delaware General Corporation Law permits indemnification of any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person was an officer, director, employee or agent of the corporation if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that the person’s conduct was not unlawful.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to Arbor’s directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

A person is deemed to be the beneficial owner of securities that can be acquired by him or her within 60 days from the date of this annual report upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him or her, but not those held by any other person, and which are exercisable within 60 days of the date of this annual report, have been exercised and converted.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Harvey Houtkin((1)(2)	3,554,000	50.4%
Wanda Shefts(1)(2)	159,100	2.6%
Mark Shefts(1)(2)	3,554,000	50.4%
Sherry Houtkin(1)(2)	159,000	2.2%
All directors and executive officers as a group (4 persons)	6,949,900	98.6%

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

ITEM 12.     RELATED PARTY TRANSACTIONS

During the fiscal year ended April 30, 2004, Arbor acted as lender to two affiliated companies under two pre-existing ten year loans which bore interest at 7% a year.  The borrowers were Attain Technology, Inc. and Rushmore Financial Services, Inc.  Attain Technology is wholly owned by Rushmore.  Rushmore is owned 50% by Harvey Houtkin and 50% by Mark Shefts, officers, directors and principal shareholders of Arbor.  In May 2004 interest on and principal of these loans were paid in full.

In April 2004 the Board of Directors declared a dividend of $.15 a share that was paid on May 1, 2004, to each shareholder of record as of March 22, 2004.

During the fiscal year ended April 30, 2004, Arbor paid a total of $54,220.00 for accounting and administrative services throughout the year, to

Rushmore Financial Services, Inc., a company owned 50% by Mark Shefts and 50% by Harvey Houtkin, officers, directors and principal shareholders of Arbor.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 3(i)		Articles of Incorporation	Incorporated by reference to
Exhibit 2 of Arbor’s Form 10-SB
(b) Exhibit 3(ii)		By-Laws	Incorporated by reference to
Exhibit 2 of Arbor’s Form 10-SB.

(c) Exhibit 31.1		Certification of Chief Executive
Officer Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

(d) Exhibit 31.2		Certification of Chief Financial
Officer Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

(e) Exhibit 32.1		Certification of Chief Executive
Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

(f) Exhibit 32.2		Certification of Chief Financial
Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	2004	$20,000.00
	2003	$20,000.00
(2)	N/A
(3)	N/A
(4)	N/A
(5)	N/A
(6)	N/A

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR ENTECH CORPORATION

Date: August 12, 2004	By:	/s/ Harvey Houtkin
Harvey Houtkin
Chairman of the Board,
Chief Executive Officer,
President