Form 10QSB
period 2004-07-31
ARBOR ENTECH CORP
filed 2004-09-14
CIK 710782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

For the period ended: July 31, 2004

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-30432

ARBOR ENTECH CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	22-2335094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Route 349, RD 1, Box 1076, Little Marsh, PA	16931
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, including Area Code:   (570) 376-2217

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒   Yes     ☐   No

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, par value $.001 per share	7,050,540

Transitional Small Business Format (check one):  Yes   ☐     No   ☒

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEET

JULY 31, 2004

(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$309,399
Prepaid Expenses	511

Total Current Assets	309,910

Property and Equipment (Net of Accumulated Depreciation of $54,541)	28,631

$338,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$11,500

Total Current Liabilities	11,500

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,365,441
Retained Earnings (Deficit)	(2,045,450)

Total Stockholders’ Equity	327,041

$338,541

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended July 31,
	2004	2003

Net Sales	$—	$—

Costs and Expenses:
Selling, General and Administrative Expenses	11,948	67,658
	11,948	67,658

Loss from Operations	(11,948)	(67,658)

Other Income:
Interest Income	280	194
Other	22	—
	302	194

Loss from Continuing Operations	(11,646)	(67,464)

Discontinued Operations:
Income from Discontinued Operations	—	27,282

Net Income from Discontinued Operations	—	27,282

Net Loss	$(11,646)	$(40,182)

Loss Per Common Share – Basic:
Loss from Continuing Operations	$(.00)	$(.00)
Income from Discontinued Operations	.00	.00

Net Loss	$(.00)	$(.00)

Weighted Average Shares Outstanding	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended July 31,
	2004	2003

Cash Flows from Operating Activities:
(Loss) from Continuing Operations	$(11,646)	$(67,464)
Adjustments to Reconcile (Loss) from Continuing Operations to Net Cash Provided by (Used) in Operating Activities:
Depreciation	287	1,399
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable	—	153,052
(Increase) in Inventories	—	(20,261)
Decrease in Prepaid Expenses	—	2,736
(Decrease) in Accounts Payable and Accrued Liabilities	(6,526)	(28,509)

Total Adjustments	(6,239)	108,417

Net Cash Provided by (Used) in Operating Activities	(17,885)	40,953

Cash Flows from Financing Activities:
Proceeds of Loans to Related Parties	1,019,850	13,500
Dividends Paid	(1,057,694)	—

Net Cash Provided by (Used) in Financing Activities	(37,844)	13,500

Net Cash Provided by Discontinued Operations	—	27,282

Increase (Decrease) in Cash and Cash Equivalents	(55,729)	81,735

Cash and Cash Equivalents – Beginning of Period	365,128	302,287

Cash and Cash Equivalents – End of Period	$309,399	$384,022

The accompanying notes are an integral part of the financial statements.

	Quarter Ended July 31,
	2004	2003

Supplemental Cash Flow Information:
Cash Paid for Interest	$—	$—

Cash Paid for Income Taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued Interest on Related Parties Loans Receivable Credited to Additional Paid-In Capital	$—	$17,134

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 31, 2004

(Unaudited)

NOTE 1 -                                          Unaudited Interim Financial Statement

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 -                                          Property and Equipment

Property and equipment consists of the following:

Land	$22,058
Building and Improvements	61,114
83,172
Less: Accumulated Depreciation	54,541
$28,631

Depreciation amounted to $287 and $1,399 for the quarters ended July 31, 2004 and 2003, respectively.

The land and building are collateralized by a mortgage held by the Company’s Secretary/Treasurer (see Note 3).

NOTE 3 -                                          Commitments and Contingencies

Line of Credit

The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company’s real property located in Tioga County, Pennsylvania.  This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum.  Principal and interest are payable on demand.  There was no balance due at July 31, 2004 on this credit facility.

NOTE 4 -                                          Notes Receivable – Related Party

Notes receivable in the amount of $1,019,850 were paid in full in May 2004.

NOTE 5 -                                          Dividends

On May 1, 2004, the board of directors declared and paid a dividend of $.15 per share for a total of $1,057,694 to each shareholder of record as of March 22, 2004.

NOTE 6 -                                          Discontinued Operations

On September 2, 2003, the Company informed The Home Depot, Inc., the customer that purchased more than 99 percent of the Company’s wood products, that the Company would no longer do business with Home Depot due to increased difficulties in transacting business with Home Depot on a profitable basis.  The Company stated to Home Depot that these difficulties included Home Depot’s prohibition against price increases despite increases in the Company’s increased costs of production, a diminution in Home Depot territories the Company was allowed to sell products to, and Home Depot’s demands regarding returns of ordered products that the Company was unwilling to accede to for economic reasons.

The Financial Accounting Standards Board’s SFAS No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” retains the fundamental provisions of Statements 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting and Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction,” for segments of a business to be disposed of, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.

The Company has discontinued its wood products business.  Consequently, the accompanying financial statements reflect the wood products business as discontinued operations in accordance with SFAS No. 144.

Summarized below are the results of discontinued operations:

	Quarter Ended July 31,
	2004	2003
Net Sales	$—	$247,477

Income from Discontinued Operations	$—	$27,282

The Company is seeking other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

Item 2                                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We were a wood products company which has been in business since 1980.  We were almost wholly dependent on sales to The Home Depot, Inc. (“Home Depot”).

On September 2, 2003, we informed Home Depot that we would no longer do business with Home Deport due to increased difficulties in transacting business with Home Depot on a profitable basis.  We stated to Home Depot that these difficulties included Home Depot’s prohibition against price increases despite increases in the Company’s increased costs of production, a diminution in the Home Depot territories the Company was allowed to sell product to, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.

We have discontinued our wood products business.  We are seeking other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

Results of operations

Quarter ended July 31, 2004 compared to the quarter ended July 31, 2003.

Selling, general and administrative expenses were approximately $12,000 for the quarter ended July 31, 2004, a decrease of approximately $56,000 or 82% over selling, general and administrative expenses of approximately $68,000 for the quarter ended July 31, 2003.  This decrease was attributable primarily to decreases in salaries and related costs.

Interest income for the quarter ended July 31, 2004 was approximately $300 compared to $200 for the quarter ended July 31, 2003.

Our net loss decreased from approximately $40,000 for the quarter ended July 31, 2003 to a net loss of approximately $12,000 for the quarter ended July 31, 2004.

Liquidity and capital resources

In the periods discussed above, our working capital requirements were met primarily from sales of our discontinued wood products.  At July 31, 2004, we had working capital of approximately $298,000.

At July 31, 2004, we had cash and cash equivalents of approximately $309,000, which represented 91% of total assets.  We believe we have adequate working capital to fund our operations for at least the next 12 months.

Net cash used in operating activities amounted to approximately $18,000 for quarter ended July 31, 2004.  Net loss from continuing operations was $12,000.  Net cash used in operating activities was increased by decreases in accounts payable and accrued liabilities of $6,000.

Net cash used in financing activities was approximately $38,000 for the quarter ended July 31, 2004 as a result of related party loan repayments of $1,020,000 and payment of dividends of $1,058,000.

Item 3 Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR ENTECH CORPORATION
Registrant

	By:	s/Harvey Houtkin
Harvey Houtkin
President

	By:	s/Mark Shefts
Mark Shefts
Chief Financial Officer

Dated: September 14, 2004