Form 10QSB
period 2004-10-31
ARBOR ENTECH CORP
filed 2004-12-14
CIK 710782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

For the period ended: October 31, 2004

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

☒   Yes     ☐   No

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock, par value $.001 per share	7,050,540

Transitional Small Business Format (check one):  Yes   ☐     No   ☒

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEET

OCTOBER 31, 2004

(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$292,895
Prepaid Expenses	511

Total Current Assets	293,406

Property and Equipment (Net of Accumulated Depreciation of $54,828)	28,343

$321,749

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,250

Total Current Liabilities	2,250

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,365,441
Retained Earnings (Deficit)	(2,052,992)

Total Stockholders’ Equity	319,499

$321,749

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003

Net Sales	$—	$—	$—	$—

Costs and Expenses:
Selling, General and Administrative Expenses	7,804	61,634	19,752	127,893
	7,804	61,634	19,752	127,893

Loss from Operations	(7,804)	(61,634)	(19,752)	(127,893)

Other Income:
Interest	262	196	542	390
Other	—	—	22	—
	262	196	564	390

Loss from Continuing Operations	(7,542)	(61,438)	(19,188)	(127,503)

Loss from Discontinued Operations	—	(102,456)	—	(76,573)

Net Loss	$(7,542)	$(163,894)	$(19,188)	$(204,076)

Loss Per Common Share – Basic:
Loss from Continuing Operations	$(.00)	$(.01)	$(.00)	$(.02)
Loss from Discontinued Operations	(.00)	(.00)	(.00)	(.01)

Net Loss	$(.00)	$(.01)	$(.00)	$(.01)

Weighted Average Shares Outstanding	7,050,540	7,050,540	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2004	2003

Cash Flows from Operating Activities:
(Loss) from Continuing Operations	$(19,188)	$(127,503)
Adjustments to Reconcile (Loss) from Continuing Operations to Net Cash (Used) in Operating Activities:
Depreciation	575	—
Changes in Operating Assets and Liabilities:
Decrease in Prepaid Expenses	—	11,350
(Decrease) in Accounts Payable and Accrued Liabilities	(15,776)	(17,884)

Total Adjustments	(15,201)	(6,534)

Net Cash (Used) in Operating Activities	(34,389)	(134,037)

Cash Flows from Financing Activities:
Proceeds of Loans to Related Parties	1,019,850	27,000
Dividends Paid	(1,057,694)	—

Net Cash Provided by (Used) in Financing Activities	(37,844)	27,000

Net Cash Provided by Discontinued Operations	—	196,643

Increase (Decrease) in Cash and Cash Equivalents	(72,233)	89,606

Cash and Cash Equivalents – Beginning of Period	365,128	302,287

Cash and Cash Equivalents – End of Period	$292,895	$391,893

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$—	$—

Cash Paid for Income Taxes	$—	$—

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued Interest on Related Parties Loans Receivable Credited to Additional Paid-In Capital	$—	$17,134

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2004

(Unaudited)

NOTE 1 -         Unaudited Interim Financial Statement

In the opinion of the Company’s management, the accompanying unaudited conÞnsed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 -         Property and Equipment

Property and equipment consists of the following:

Land	$22,058
Building and Improvements	61,114
83,172
Less: Accumulated Depreciation	54,829
$28,343

Depreciation amounted to $575 and $2,800 for the six months ended October 31, 2004 and 2003, respectively.

The land and building are collateralized by a mortgage held by the Company’s Secretary/Treasurer (see Note 3).

NOTE 3 -         Commitments and Contingencies

Line of Credit

The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company’s real property located in Tioga County, Pennsylvania.  This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum.  Principal and interest are payable on demand.  There was no balance due at October 31, 2004 on this credit facility.

NOTE 4 -         Notes Receivable – Related Party

Notes receivable in the amount of $1,019,850 were paid in full in May 2004.

NOTE 5 -                Dividends

On May 1, 2004, the board of directors paid a dividend of $.15 per share for a total of $1,057,694 to each shareholder of record as of March 22, 2004.

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

Summarized below are the results of discontinued operations:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net Sales	$—	$20,638	$—	$161,391

Loss from Discontinued Operations	$—	$(102,456)	$—	$(76,573)

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

Results of operations

Quarter ended October 31, 2004 compared to the quarter ended October 31, 2003.

Since the Company discontinued its wood products business there were no sales from continuing operations during the quarters ended October 31, 2004 and 2003.

Selling, general and administrative expenses were approximately $8,000 for the quarter ended October 31, 2004, a decrease of approximately $54,000 or 87% over selling, general and administrative expenses of approximately $62,000 for the quarter ended October 31, 2003.  This decrease is a direct result of the Company’s discontinued operations and curtailment of virtually all operating expenses.

Arbor’s net loss decreased from approximately $164,000 for the quarter ended October 31, 2003 to a net loss of approximately $8,000 for the quarter ended October 31, 2004.  This was a decrease of approximately $156,000 or 95%.

Six months ended October 31, 2004 compared to the six months ended October 31, 2003

Since the Company discontinued its wood products business there were no sales from continuing operations during the six months ended October 31, 2004 and 2003.

Selling, general and administrative expenses were approximately $20,000 for the six months ended October 31, 2004, a decrease of approximately $108,000 or 84% over selling, general and administrative expenses of approximately $128,000 for the six months ended October 31, 2003.  This decrease is a direct result of the Company’s discontinued operations and curtailment of virtually all operating expenses.

Arbor’s net loss decreased from approximately $204,000 for the six months ended October 31, 2003 to approximately $19,000 for the six months ended October 31, 2004.  This was a decrease of approximately $185,000 or 91%.

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

Net sales of the wood products business were approximately $0 and $21,000 for the quarters ended October 31, 2004 and 2003, respectively.  The net loss from discontinued operations was $0 and $102,000 for the quarters ended October 31, 2004 and 2003, respectively.

Liquidity and capital resources

In the prior years, Arbor’s working capital requirements have been met primarily from sales generated by its discontinued wood products business.  At October 31, 2004 we had working capital of approximately $291,000.

As at October 31, 2004, we had cash and cash equivalents of approximately $293,000, which represented 91% of total assets.  Arbor believes it has adequate working capital to fund its operations for at least the next 12 months.

Net cash used in operating activities amounted to approximately $34,000 for the six months ended October 31, 2004.  Loss from continuing operations of $19,000 for the six months ended October 31, 2004 was increased by decreases in accounts payable of $16,000.

Net cash used in financing activities was approximately $38,000 for the six months ended October 31, 2004 as a result of related party loan repayments of $1,020,000 offset by dividend payments of $1,058,000.

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

Dated: December 14, 2004