Form 10QSB
period 2005-01-31
ARBOR ENTECH CORP
filed 2005-03-16
CIK 710782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934

For the period ended: January 31, 2005

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

☒   Yes     ☐   No

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding at January 31, 2005
Common Stock, par value $.001 per share	7,050,540

Transitional Small Business Format (check one):  Yes   ☐     No   ☒

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEET

JANUARY 31, 2005

(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$289,915
Prepaid Expenses	511

Total Current Assets	290,426

Property and Equipment - Net	28,056

$318,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$4,639

Total Current Liabilities	4,639

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,365,441
Retained Earnings (Deficit)	(2,058,648)

Total Stockholders’ Equity	313,843

$318,482

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004

Net Sales	$—	$—	$—	$—

Costs and Expenses:
Selling, General and Administrative Expenses	6,024	19,478	25,776	147,371
	6,024	19,478	25,776	147,371

Loss from Operations	(6,024)	(19,478)	(25,776)	(147,371)

Other Income:
Interest	255	241	797	631
Other	—	—	22	—
	255	241	819	631

Loss from Continuing Operations	(5,769)	(19,237)	(24,957)	(146,740)

Discontinued Operations:
Gain on Disposal of Property and Equipment from Discontinued Operations	—	10,401	—	10,401
Loss from Discontinued Operations	—	(56,268)	—	(132,841)
	—	(45,867)	—	(122,440)

Net Loss	$(5,769)	$(65,104)	$(24,957)	$(269,180)

Loss Per Common Share — Basic:
Loss from Continuing Operations	$(.00)	$.00	$(.00)	$(.02)
Loss from Discontinued Operations	(.00)	(.01)	(.00)	(.02)

Net Loss	$(.00)	$(.01)	$(.00)	$(.04)

Weighted Average Shares Outstanding	7,050,540	7,050,540	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2005	2004

Cash Flows from Operating Activities:
(Loss) from Continuing Operations	$(24,957)	$(146,740)
Adjustments to Reconcile (Loss) from Continuing Operations to Net Cash (Used) by Operating Activities:
Depreciation	862	4,201
Gain on Sale of Property and Equipment	—	(10,402)
Changes in Operating Assets and Liabilities:
Decrease in Prepaid Expenses	—	18,582
(Decrease) in Accounts Payable and Accrued Liabilities	(13,387)	(28,679)

Total Adjustments	(12,525)	(16,298)
Net Cash (Used) by Operating Activities	(37,482)	(163,038)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	—	18,000

Net Cash Provided by Investing Activities	—	18,000

Cash Flows from Financing Activities:
Proceeds of Loans to Related Parties	1,019,850	40,500
Dividends Paid	(1,057,581)	—

Net Cash Provided (Used) by Financing Activities	(37,731)	40,500

Net Cash Provided by Discontinued Operations	—	167,621

Increase (Decrease) in Cash and Cash Equivalents	(75,213)	63,083
Cash and Cash Equivalents — Beginning of Period	365,128	302,287

Cash and Cash Equivalents — End of Period	$289,915	$365,370

Supplemental Cash Flow Information:
Cash Paid for Interest	$—	$—

Cash Paid for Income Taxes	$—	$—

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued Interest on Related Parties Loans Receivable Credited to Additional Paid-In Capital	$—	$51,402

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2005

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

                                Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

NOTE 2 -                Property and Equipment

Property and equipment consists of the following:

Land	$22,058
Building and Improvements	61,114
83,172
Less: Accumulated Depreciation	55,116
$28,056

                                Depreciation amounted to $862 and $4,201 for the nine months ended January 31, 2005 and 2004, respectively.

                                The land and building are collateralized by a mortgage held by the Company’s Secretary/Treasurer (see Note 3).

NOTE 3 -                Commitments and Contingencies

                                Line of Credit

                                The Company has a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company’s real property located in Tioga County, Pennsylvania.  This revolving line of credit provides for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum.  Principal and interest are payable on demand.  There was no balance due at January 31, 2005 on this credit facility.

NOTE 4 -                Notes Receivable — Related Party

                                Notes receivable in the amount of $1,019,850 were paid in full in May 2004.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2005

(Unaudited)

NOTE 5 -                Dividends

                                On May 1, 2004, the board of directors paid a dividend of $.15 per share for a total of $1,057,581 to each shareholder of record as of March 22, 2004.

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

                                Summarized below are the results of discontinued operations:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Net Sales	$—	$—	$—	$571,337

Loss from Discontinued Operations	$—	$(56,268)	$—	$(132,841)

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

Item 2 -                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

                                Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

                                The statements contained in this report which are not historical fact are “forward-looking statements” that involve various important assumptions, risks, uncertainties and other factors which could cause the Company’s actual results for 2005 and beyond to differ materially from those expressed in such forward-looking statements.  These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in the Company’s securities filings and press releases.

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

                                Results of operations

                                Quarter ended January 31, 2005 compared to the quarter ended January 31, 2004.

                                Since the Company discontinued its wood products business there were no sales from continuing operations during the quarters ended January 31, 2005 and 2004.

                                Selling, general and administrative expenses were approximately $6,000 for the quarter ended January 31, 2005, a decrease of approximately $13,000 or 68% over selling, general and administrative expenses of approximately $19,000 for the quarter ended January 31, 2004.  This decrease is a direct result of the Company’s discontinued operations and curtailment of virtually all operating expenses.

                                Arbor’s net loss decreased from approximately $65,000 for the quarter ended January 31, 2004 to a net loss of approximately $6,000 for the quarter ended January 31, 2005.  This was a decrease of approximately $59,000 or 91%.

                                Nine months ended January 31, 2005 compared to the nine months ended January 31, 2004

                                Since the Company discontinued its wood products business there were no sales from continuing operations during the nine months ended January 31, 2005 and 2004.

                                Selling, general and administrative expenses were approximately $26,000 for the nine months ended January 31, 2005, a decrease of approximately $121,000 or 82% over selling, general and administrative expenses of approximately $147,000 for the nine months ended January 31, 2004.  This decrease is a direct result of the Company’s discontinued operations and curtailment of virtually all operating expenses.

                                Arbor’s net loss decreased from approximately $269,000 for the nine months ended January 31, 2004 to approximately $25,000 for the nine months ended January 31, 2005.  This was a decrease of approximately $244,000 or 91%.

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

                                Net sales of the wood products business were $0 and $0 for the quarters ended January 31, 2005 and 2004, respectively.  The net loss from discontinued operations was $0 and $56,000 for the quarters ended January 31, 2005 and 2004, respectively.

                                Liquidity and capital resources

                                In prior years, Arbor’s working capital requirements have been met primarily from sales generated by its discontinued wood products business.  At January 31, 2005 we had working capital of approximately $286,000.

                                As at January 31, 2005, we had cash and cash equivalents of approximately $290,000, which represented 91% of total assets.  Arbor believes it has adequate working capital to fund its operations for at least the next 12 months.

                                Net cash used in operating activities amounted to approximately $37,000 for the nine months ended January 31, 2005.  Loss from continuing operations of $25,000 for the nine months ended January 31, 2005 was increased by decreases in accounts payable of $13,000.

                                Net cash used in financing activities was approximately $38,000 for the nine months ended January 31, 2005 as a result of related party loan repayments of $1,020,000 offset by dividend payments of $1,058,000.

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

Dated: March 16, 2005