Form 10KSB
period 2005-04-30
ARBOR ENTECH CORP
filed 2005-07-29
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000 30432

ARBOR ENTECH CORPORATION

(Name of Small business issuer in its charter)

State of Delaware	22-2335094
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 656, Tuxedo Park, New York	10987
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone numbering:  (201) 782-9237

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year.  $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($3.45) and asked ($3.60) price of the issuer’s Common Stock as of July 28, 2005, was $194,781 based upon the average between the closing bid and asked price ($3.525) multiplied by the 55,257 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.).  There is no material trading activity for the Company’s Common Stock.  The last reported trade occurred on March 29, 2005.  Accordingly, the foregoing information should not be taken as an accurate indicator of the aggregate market value of the Company’s voting stock held by non-affiliates.

The number of shares outstanding of each of the issuer’s classes of common equity as of July 26, 2005: 7,050,540.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

ARBOR ENTECH CORPORATION

Form 10-KSB

April 30, 2005

ii

PART I

Item 1.  Description of Business

We, Arbor EnTech Corporation, are a Delaware corporation organized in 1980 under the name Arbor Energy Corporation.  Our name change was effected in 1984.

Until September 2, 2003, we engaged in the production and wholesale distribution of wood products for home use, principally fireplace wood and garden stakes.  Our products were packaged in and distributed from our facility in Little Marsh, Pennsylvania.

Substantially all of our products were sold to The Home Depot, Inc. for resale at its retail outlets. We informed Home Depot that we would no longer do business with that company due to increased difficulties in transacting business with Home Depot on a profitable basis.  We stated to Home Deport that these difficulties included Home Depot’s prohibition against price increases despite increases in our costs of production, a diminution in the Home Depot territories we were allowed to sell product to, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.  As a result, on September 2, 2003, we discontinued our wood products business.

At present, we our seeking other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

We currently have no employees. Mr. Shefts, one of our three officers, devotes a small portion of his time to us.

Since the sale of our real estate, we have no principal executive office.  We utilize a mailing address of PO Box 656, Tuxedo Park, New York 10987. We utilize a telephone number at Mr. Shefts’ Office.  Our telephone number is (201) 782-9237.

Item 2.  Description of Properties

We owned 102 acres of property in Little Marsh, Pennsylvania.  There is a wood packaging facility located on the property.  The facility consists of an enclosed structure of 17,000 square feet, with a 7,000 foot outdoor overhang and another 10,000 foot outdoor overhang.  Approximately 12 acres of the property were devoted to our work area and the remaining 90 acres are forest land.  The real property was mortgaged to Mark Shefts, our Secretary/Treasurer and one of our directors, to secure a credit line.  Mr. Shefts extended to us in the amount of $100,000.   We sold the property to an unaffiliated party on July 20, 2005.

Since the sale of our real estate, we have no principal executive office.  We utilize a mailing address of PO Box 656, Tuxedo Park, New York 10987. We utilize a telephone number at Mr. Shefts’ Office.  Our telephone number is (201) 782-9237.

Item 3.  Legal Proceedings

We are not presently a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)                                  Marketing Information — The principal U.S. market in which our common stock, all of which are of one class, is traded or may trade is in the over-the-counter market.  The stock is quoted on the Electronic Bulletin Board of the OTC market, under the symbol “ARBE.OB”  Our stock is not traded or quoted on any automated quotation system.

The following table sets forth, for the fiscal quarters indicated during the last two fiscal years, the high and low bid quotations of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations.  Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of our common stock, especially in light of our current business inactivity.

THE LAST REPORTED SALE OF COMPANY COMMON STOCK WAS ON MARCH 29, 2005.  TRADING PRIOR THERETO WAS EXTREMELY LIMITED.  ACCORDINGLY, THE FOLLOWING PRICES SHOULD NOT BE TAKEN AS AN ACCURATE INDICATION OF THE MARKET VALUE OF THE COMPANY’S COMMON STOCK.

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low

2004
Quarter ended July 31, 2003	$2.00	$2.00
Quarter ended October 31, 2003	$2.00	$0.54
Quarter ended January 31, 2004	$2.10	$0.54
Quarter ended April 30, 2004	$6.00	$2.10

2005
Quarter ended July 31, 2004	$4.50	$4.50
Quarter ended October 31, 2004	$4.50	$4.50
Quarter ended January 31, 2005	$4.50	$3.00
Quarter ended April 30, 2005	$4.00	$3.00

(b)                                 Holders — There were approximately 173 holders of record of our common stock as of July 26, 2005 inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of July 26, 2005 was 7,050,540 shares.

(c)                                  Dividends — A cash dividend of $.15 per share was declared in April 2004 and paid on May 1, 2004 to all stockholders of record as of March 22, 2004.  No other dividends were declared on our stock in the last two fiscal years and we do not anticipate paying dividends on our common stock in the foreseeable future.

During the quarter ended April 30, 2005, we did not issue any shares of our Common Stock.

We did not repurchase any of our securities during the fiscal year ended April 30, 2005.

We have no options, warrants or other rights under any equity compensation plans as of April 30, 2005.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not historical fact are “forward-looking statements” that involve various important assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in our securities filings and press releases.

These forward-looking statements often can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,”  or similar terms.

General

We were a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. As discussed below in “Discontinued Operations,” on September 2, 2003, we discontinued our wood products business.

At present, we our seeking other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

Fiscal year ended April 30, 2005 compared to the fiscal year ended April 30, 2004

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2005 and 2004.

Selling, general and administrative expenses were approximately $41,000 for the fiscal year ended April 30, 2005, a decrease of approximately $241,000 or 85% over selling, general and administrative expenses of approximately $282,000 for the fiscal year ended April 30, 2004. The decrease in selling, general and administrative expenses is a result of our discontinued operations of our wood products business.

Our net loss decreased from approximately $357,000 for the fiscal year ended April 30, 2004 to net income of approximately $146,000 for the fiscal year ended April 30, 2005. This $503,000 change resulted from the both the discontinuance of ongoing expenses during a period when we had no operating revenues and the gain from the sale of our real estate of approximately $186,000.

Discontinued Operations

On September 2, 2003, we informed Home Depot that we would no longer do business with that company due to increased difficulties in transacting business with Home Depot on a profitable basis.  We stated to Home Deport that these difficulties included Home Depot’s prohibition against price increases despite increases in our costs of production, a diminution in the Home Depot territories we were allowed to sell product to, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.  As a result, on September 2, 2003, we discontinued our wood products business.

The sale of our real estate resulted in a gain of approximately $186,000 for the year ended April 30, 2005.

Net sales of the wood products business were approximately $139,000 for the year ended April 30, 2004. The net income (loss) from discontinued operations was $(103,000) for the year ended April 30, 2004.

Liquidity and capital resources

In the prior periods discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business. At April 30, 2005, we had working capital of approximately $484,000.

As at April 30, 2005, we had cash and cash equivalents of approximately $285,000, which represented 49% of total assets. We believe we have adequate working capital to fund our operations for at least the next 12 months.

On July 20, 2005, we closed on the sale of our real property located in Little Marsh, Pennsylvania and realized net proceeds of approximately $214,000.  This amount was reported as a receivable at April 30, 2005 because we entered into the contract of sale on April 15, 2005.

Net cash used in operating activities amounted to approximately $(42,000) for the fiscal year ended April 30, 2005.  This was primarily attributable to the loss from continuing operation of approximately $40,000.

Net cash used by financing activities was $38,000 for the fiscal year ended April 30, 2005 as a result of related party loan repayments of $1,020,000, offset by dividend payments of $1,058,000.

Off-Balance Sheet Transactions

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Application Of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for use of estimates, accounting for stock-based compensation and environmental remediation costs.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Item 7.  Financial Statements.

For the Financial Statements required by Item 7 see the Financial Statements included at the end of this Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

Item 8A.  Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of April 30, 2005 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended April 30, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Harvey Houtkin	56	Chairman of the Board, Chief Executive Officer, President

Wanda Shefts	47	Executive Vice President, Director

Mark Shefts	47	Secretary/Treasurer, Director

Sherry Houtkin	54	Director

Each director has been elected to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity. Officers are elected by the directors at meetings called by the directors for such purpose.

Harvey I. Houtkin founded Arbor EnTech Corporation in October 1980 and has been our Chairman of the Board, Chief Executive Officer and President since inception.  Mr. Houtkin held a seat on the New York Stock Exchange from 1984 to 1988 and is Chairman of the Board, Chief Executive Officer, Secretary and co-owner of Domestic Securities, Inc.(“Domestic Securities”), an NASD registered broker/dealer which operated a floor brokerage business on that Exchange during the time the seat was owned.  Domestic operates the ATTAIN® electronic communications network and engages in market making and proprietary trading.  From April 1993 through the present, Mr. Houtkin has been Chairman of the Board, Chief Executive Officer and Secretary of All-Tech Direct, Inc. (“All-Tech”), which formerly operated as a securities broker/dealer and is now inactive.  Mr. Houtkin graduated from Baruch College of the City University of New York in 1970 with a Bachelor of Science Degree and in 1973 with a Masters Degree in Business Administration.

Wanda Shefts has been our Vice President and a director since February 1993.  She previously held these positions from 1982 through April 1987.  She has an Associates Degree from Kingsborough Community College.

Mark D. Shefts has been our Secretary/Treasurer and a director since February 1993.  He previously held these positions from 1982 through April 1987.  He is a member of the Chicago Stock Exchange and is President, Treasurer and a co-owner of Domestic Securities.  He has been a principal of All-Tech since early 1988 and has been its President, Chief Operating Officer, Chief Financial Officer, Treasurer and a Director since that time.   Mr. Shefts is licensed as a Commodity Pool Operator and a Commodity Trading Advisor by the National Futures Association.  He is also a Certified Financial Services Auditor of the National Association of Financial Services Auditors, a Certified Fraud Examiner of the Association of Certified Fraud Examiners, and an arbitrator for the American Arbitration Association and NASD Dispute Resolution, Inc.  Mr. Shefts graduated in 1979 from Brooklyn College of the City of New York with a Bachelor of Science Degree in Accounting.

Sherry Houtkin has been one of our directors since February 1994.

Family relationships

Mark Shefts and Wanda Shefts are husband and wife.  Harvey Houtkin and Wanda Shefts are brother and sister.  Harvey Houtkin and Sherry Houtkin are husband and wife.

Our Board of Directors does not currently have a compensation committee, audit committee of nominating committee.  We do not have an Audit Committee financial expert.  We believe that the cost of retaining a financial expert at this time is too prohibitive given our current financial condition.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee Financial Expert

We do not have a financial expert.  We believe that the cost of retaining a financial expert at this time is too prohibitive given our current financial condition and lack of operating revenues.

Code of Ethics

We have not adopted a code of ethics as of the date hereof.  We are considering whether to adopt such a plan in the future.

Item 10.  Executive Compensation

The following table shows all the cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our Chief Executive Officer for such period in all capacities in which such officer served.  No other executive officer received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Fiscal Year 4/30	Salary($)	Bonus($)	Other Annual Compensa- Tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Compensa- tion
Harvey Houtkin	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2004	$-0-	31,527	-0-	-0-	-0-	-0-	-0-
	2003	$-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wanda Shefts	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Vice President	2004	$84,084	-0-	-0-	-0-	-0-	-0-	-0-
	2003	$125,000	15,000	-0-	-0-	-0-	-0-	-0-

Directors generally do not receive any compensation for serving as such or for attending meetings of the Board.  They are reimbursed their accountable expenses for attending meetings.

We do not have any employment agreements or stock option or bonus plans with any of its executive officers and we do not have any employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of July 26, 2005, with respect to

•                  any person known by us to own beneficially more than 5% of our common stock;

•                  common stock beneficially owned by each of our officers and directors; and

•                  the amount of common stock beneficially owned by our officers and directors as a group.

Name & Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Common Stock Outstanding (1)

Harvey Houtkin(2)	3,590,505	(3)(4)	50.9%

Wanda Shefts(2)	3,582,088	(3)	50.8%

Mark Shefts(2)	3,582,088	(5)	50.8%

Sherry Houtkin(2)	3,590,505	(6)	50.9%

All directors and Executive officers as a group (4 persons)	6,995,283		99.2%

(1)                                  Based upon 7,050,540 shares of common stock issued and outstanding as of July 26, 2005 and includes, for each person, the shares issuable upon exercise of warrants, if any.

(2)                                  The address of such person is 160 Summit Avenue, Montvale, NJ 07645.

(3)                                  Includes 177,310 shares owned by Rushmore Financial Services, Inc. because the stockholder is a control person or spouse of a control person of that company.

(4)                                  Includes 2,000 shares owned by Mr. Houtkin’s wife.

(5)                                  Consists of shares owned by Mr. Shefts’ wife and shares owned by Rushmore Financial Services, Inc.

(6)                                  Includes an aggregate of 3,588,505 shares owned directly and indirectly by Ms. Houtkin’s husband.

Item 12.  Certain Relationships and Related Transactions.

During the fiscal year ended April 30, 2005, Mr. Shefts provided bookkeeping, accounting and administrative services to us for which we paid him $5,000.  In addition, upon the sale of our real estate in July 2005,  the credit facility that we had with Mr. Shefts was terminated.

In May 2004 we repaid principal and interest on two pre-existing related party loans. The borrowers were Attain Technology, Inc. and Rushmore Financial Services, Inc.  Attain Technology is wholly owned by Rushmore.  Rushmore is owned 50% by Harvey Houtkin and 50% by Mark Shefts, two of our officers, directors and principal shareholders.

In April 2004 the Board of Directors declared a dividend of $.15 a share that was paid on May 1, 2004, to each shareholder of record as of March 22, 2004.

During the fiscal year ended April 30, 2004, we paid a total of $54,220.00 for accounting and administrative services throughout the year, to Rushmore Financial Services, Inc., a company owned 50% by Mark Shefts and 50% by Harvey Houtkin, two of our officers, directors and principal shareholders.

Item 13.  Exhibits.

3.a.                        Our Articles of Incorporation(1)

3.b.                       Our By-Laws(1)

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer

31.2                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer

32.1                           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer

32.2                           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer

(1)            Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

(2)            Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999, and incorporated herein by this reference.

Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

Item 14.  Principal Accountant Fees And Services.

Wolinetz, Lafazan & Company, P.C. (“WL”), Certified Public Accountants, is the independent registered public accounting firm that audited our financial statements for the fiscal years ended April 30, 2005 and 2004. WL has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

WL billed $12,000 and $14,000 for its audit of our financial statements for the fiscal years ended April 30, 2005 and 2004 and its review of the financial statements included in our filing of our quarterly reports on form 10-QSB during these fiscal years.

Audit-Related Fees

WL was not paid any additional fees for the fiscal years ended April 30, 2005 and 2004 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

WL billed $1,000 and $1,000 for the fiscal years ended April 30, 2005 and 2004 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

WL was paid no other fees for professional services during the fiscal years ended April 30, 2005 and 2004.

Audit Committee Pre-Approval Policies

The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by WL. All the services performed by WL that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on WL’s engagement to audit our financial statements for the fiscal years ended April 30, 2005 and 2004 were attributed to work performed by persons other than WL’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR ENTECH CORPORATION

	By:	s/ Harvey Houtkin
Harvey Houtkin, Chairman of the Board,
Chief Executive Officer, President

Dated: July 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

s/ Harvey Houtkin	President and	July 29, 2005
Harvey Houtkin	a Director

s/ Mark Shefts	Secretary/Treasurer,	July 29, 2005
Mark Shefts	Principal Financial
and Accounting Officer
and Director

s/ Wanda Shefts	Exec. V. Pres., Director	July 29, 2005
Wanda Shefts

	Director	July , 2005
Sherry Houtkin

SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

NOT APPLICABLE.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Arbor EnTech Corporation

We have audited the accompanying balance sheet of Arbor EnTech Corporation as of April 30, 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
July 20, 2005

ARBOR ENTECH CORPORATION

BALANCE SHEET

APRIL 30, 2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$285,071
Receivable from Sale of Real Property	213,589
Miscellaneous Receivable	826
Deferred Taxes	81,762
Prepaid Expenses	2,242

Total Current Assets	583,490

Total Assets	$583,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$17,220
Deferred Taxes	81,762

Total Current Liabilities	98,982

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,365,441
Retained Earnings (Deficit)	(1,887,983)

Total Stockholders’ Equity	484,508

Total Liabilities and Stockholders’ Equity	$583,490

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF OPERATIONS

	Years Ended
	April 30,
	2005	2004

Net Sales	$—	$—

Costs and Expenses:
Selling, General and Administrative Expenses	41,331	281,626
	41,331	281,626

Loss from Operations	(41,331)	(281,626)

Other Income:
Interest Income	997	936
Other	22	—
	1,019	936

Loss from Continuing Operations Before Income Tax Provision (Benefit)	(40,312)	(280,690)

Income Tax Provision (Benefit)	(200)	(27,230)

Loss from Continuing Operations	(40,112)	(253,460)

Discontinued Operations:
Gain on Disposal and Sale of Property and Equipment from Discontinued Operations	185,820	31,162
(Loss) from Discontinued Operations	—	(134,401)

Net Income (Loss) from Discontinued Operations	185,820	(103,239)

Net Income (Loss)	$145,708	$(356,699)

Income (Loss) Per Common Share – Basic:
Loss from Continuing Operations	$(.00)	$(.04)
Income (Loss) from Discontinued Operations	.02	(.01)

Net Income (Loss)	$.02	$(.05)

Weighted Average Shares Outstanding	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2004 AND 2005

					Notes
			Additional	Retained	Receivable -
	Common Stock		Paid-In	Earnings	Related
	Shares	Amount	Capital	(Deficit)	Parties	Total

Balance – April 30, 2003	7,050,540	$7,050	$2,296,905	$(619,411)	$(1,068,588)	$615,956

Capital Contributed	—	—	68,536	—	—	68,536

Net Repayment on Loans to Related Parties	—	—	—	—	48,738	48,738

Reclassification of Notes Receivable – Related Parties to Current Assets	—	—	—	—	1,019,850	1,019,850

Net Loss	—	—	—	(356,699)	—	(356,699)

Dividends to Stockholders	—	—	—	(1,057,581)	—	(1,057,581)

Balance – April 30, 2004	7,050,540	7,050	2,365,441	(2,033,691)	—	338,800

Net Income	—	—	—	145,708	—	145,708

Balance – April 30, 2005	7,050,540	$7,050	$2,365,441	$(1,887,983)	$—	$484,508

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF CASH FLOWS

	Years Ended
	April 30,
	2005	2004

Cash Flows from Operating Activities:
(Loss) from Continuing Operations	$(40,112)	$(253,460)
Adjustments to Reconcile (Loss) from Continuing Operations to Net Cash (Used) in Operating Activities:
Depreciation	1,149	4,487
Gain on Sale of Property and Equipment	—	(31,162)
(Increase) in Deferred Tax Assets	(81,762)	—
Increase in Deferred Tax Liabilities	81,762	—
Changes in Operating Assets and Liabilities:
(Increase) in Miscellaneous Receivable	(826)
(Increase) Decrease in Prepaid Expenses	(1,731)	2,165
(Decrease) in Accounts Payable and Accrued Liabilities	(806)	(18,652)

Total Adjustments	(2,214)	(43,162)

Net Cash (Used) in Operating Activities	(42,326)	(296,622)

Cash Flows from Investing Activities:
Proceeds from Sale of Property and Equipment	—	38,760

Net Cash Provided by Investing Activities	—	38,760

Cash Flows from Financing Activities:
Proceeds of Loans to Related Parties	1,019,850	117,274
Dividends Paid	(1,057,581)	—

Net Cash Provided (Used) by Financing Activities	(37,731)	117,274

Net Cash Provided by Discontinued Operations	—	203,429

Increase (Decrease) in Cash and Cash Equivalents	(80,057)	62,841

Cash and Cash Equivalents – Beginning of Year	365,128	302,287

Cash and Cash Equivalents – End of Year	$285,071	$365,128

The accompanying notes are an integral part of the financial statements.

	Years Ended
	April 30,
	2005	2004

Supplemental Cash Flow Information:
Cash Paid for Interest	$—	$—

Cash Paid for Income Taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued Interest on Related Parties Loans Receivable Credited to Additional Paid-In Capital	$—	$68,536

Dividends Payable on Common Stock	$—	$1,057,581

Receivable from Sale of Real Property	$213,589	$—

Net Carrying Amount of Real Property Sold	$27,769	$—

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

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which approximated 15 and 31 years.  Expenditures for maintenance and repairs are charged to expense as incurred where as major betterments and renewals are capitalized.  Depreciation expense was $1,149 and $4,487 for the years ended April 30, 2005 and 2004, respectively.

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

Revenue Recognition

Sales were recorded as products are shipped.  The Company uses the accrual method of accounting.

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

Loss Per Common Share

The computation of earnings (loss) per share of common stock is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during that period.  Since the Company has no common stock equivalents, diluted earnings (loss) per share is the same as basic earnings (loss) per share.

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

NOTE 3 -                Notes Receivable – Related Parties

Notes receivable from related parties consisted of amounts due from two affiliated companies.  As of April 30, 2004, these loans were reclassified from reductions of stockholders’ equity to current assets since they were repaid in full in May 2004.  Although the loans carried interest, such interest was not recorded as income for financial statement purposes but as additional contributed capital.  The notes were payable in equal annual installments of $108,789 and interest on the notes was payable semi-annually.  Notes in the amounts of $1,019,850 were paid in full in May 2004.

NOTE 4 -                Income Taxes

Income tax provision (benefit) consisted of the following:

	Years Ended April 30,
	2005	2004

Current
Federal (Income Tax Refund)	$—	$(27,420)
State	(200)	190
	(200)	(27,230)
Deferred
Federal	—	—
State	—	—
	—	—

	$(200)	$(27,230)

Income tax provision (benefit) consisted of the following:

	Years Ended
	April 30,
	2005	2004

Current
Federal (Income Tax Refund)	$—	$(27,420)
State	(200)	190
	(200)	(27,230)
Deferred
Federal	—	—
State	—	—
	—	—

	$(200)	$(27,230)

The following is a reconciliation of the US statutory income tax rate and the effective tax rate on pretax income:

	Years Ended April 30,
	2005	2004

US federal statutory rate	34%	34%
State taxes, net of federal tax benefit	10.0	(0)
Permanent differences	(0)	(4.21)
Other, net	(44.00)	(29.79)

Effective tax rate	(.00)%	(.00)%

For income tax purposes, the Company had available net operating loss carryforwards (“NOL”) at April 30, 2005 of approximately $380,000 expiring in various years through 2025 to reduce future federal taxable income, if any.

The tax effects of significant items comprising deferred income taxes are as follows:

	April 30,
	2005		2004
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Capital Loss Carryforwards	$40,000	$—	$40,000	$—
Net Operating Loss Carryforwards	152,656	—	120,000	—
Sale of Real Property	—	81,762	—	—
	192,656	81,762	160,000	—
Less: Valuation Allowance	110,894	—	160,000	—

	$81,762	$81,762	$—	$—

NOTE 5 -                Commitments and Contingencies

Line of Credit

The Company had a revolving credit facility with its Secretary/Treasurer, secured by a mortgage on the Company’s real property located in Tioga County, Pennsylvania.  This revolving line of credit provided for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum.  Principal and interest are payable on demand.  There was no outstanding balance due at April 30, 2005 on this credit facility.  The credit facility terminated in July 2005.

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

On July 20, 2005 the Company closed on the sale of real property located in Tioga County, Pennsylvania pursuant to a contract entered into on April 15, 2005.  The Company recognized a gain of $185,820 from the sale.

Summarized below are the results of discontinued operations:

	Year Ended April 30,
	2005	2004

Net Sales	$—	$139,287

(Loss) from Discontinued Operations	$—	$(134,401)

Gain on Disposal and Sale of Property and Equipment	$185,820	$31,162

The Company is seeking other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

NOTE 7 -                Related Party Transactions

The Company paid $54,220 in administrative fees to a Company owned by two of its significant stockholders during the year ended April 30, 2004.

Included in accounts payable and accrued liabilities is $5,000 owed to an officer of the Company for accounting and administrative services.

NOTE 8 -                Stockholders’ Equity

In April 2004, the board of directors declared a dividend of $.15 per share that was paid on May 1, 2004 to each shareholder of record as of March 22, 2004.