Form 10QSB
period 2005-07-31
ARBOR ENTECH CORP
filed 2005-09-19
CIK 710782

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2005

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to

Commission file number  0-3338

ARBOR ENTECH CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2335094
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

PO Box 656, Tuxedo Park, New York	10987
(Address of Principal Executive Office)	(Zip Code)

(201) 782-9237

(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No   ☐

The number of shares of Registrant’s Common Stock, $0.001 par value, outstanding as of September 13, 2005, was 7,050,540 shares.

ARBOR ENTECH CORPORATION AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.                                             Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three months ended July 31, 2005.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended April 30, 2005.

The results reflected for the three months ended July 31, 2005 are not necessarily indicative of the results for the entire fiscal year.

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEET

JULY 31, 2005

(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$495,342
Deferred Taxes	81,762
Prepaid Expenses	1,643

Total Current Assets	578,747

Total Assets	$578,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable and Accrued Liabilities	$16,882
Deferred Taxes	81,762

Total Current Liabilities	98,644

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,365,441
Retained Earnings (Deficit)	(1,892,388)

Total Stockholders’ Equity	480,103

$578,747

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended
	July 31,
	2005	2004

Net Sales	$—	$—

Costs and Expenses:
Selling, General and Administrative Expenses	4,722	11,948
	4,722	11,948

Loss from Operations	(4,722)	(11,948)

Other Income:
Interest Income	302	280
Other	15	22
	317	302

Net Loss	$(4,405)	$(11,646)

Loss Per Common Share – Basic	$(.00)	$(.00)

Weighted Average Shares Outstanding	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended
	July 31,
	2005	2004

Cash Flows from Operating Activities:
Net Loss	$(4,405)	$(11,646)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Depreciation	—	287
Changes in Operating Assets and Liabilities:
Decrease in Miscellaneous Receivable	826	—
Decrease in Prepaid Expenses	599	—
(Decrease) in Accounts Payable and Accrued Liabilities	(338)	(6,526)

Total Adjustments	1,087	(6,239)

Net Cash (Used) in Operating Activities	(3,318)	(17,885)

Cash Flows from Investing Activities:
Proceeds from Receivable from Sale of Real Property	213,589	—

Net Cash Provided by Investing Activities	213,589	—

Cash Flows from Financing Activities:
Proceeds of Loans to Related Parties	—	1,019,850
Dividends Paid	—	(1,057,694)

Net Cash (Used) in Financing Activities	—	(37,844)

Increase (Decrease) in Cash and Cash Equivalents	210,271	(55,729)

Cash and Cash Equivalents – Beginning of Period	285,071	365,128

Cash and Cash Equivalents – End of Period	$495,342	$309,399

Supplemental Cash Flow Information:
Cash Paid for Interest	$—	$—

Cash Paid for Income Taxes	$—	$—

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

NOTE 2 -                                               Commitments and Contingencies

Line of Credit

The Company had a revolving credit facility with its Secretary/Treasurer, secured by a mortgage of the Company’s real property located in Tioga County, Pennsylvania.  This revolving line of credit provided for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum.  Principal and interest are payable on demand.  There was no outstanding balance due at July 31, 2005 on this credit facility.  The credit facility was terminated in July 2005.

NOTE 3 -                                               Discontinued Operations

On July 20, 2005 the Company closed on the sale of real property located in Tioga County, Pennsylvania pursuant to a contract entered into on April 15, 2005.  The Company recognized a gain of $185,820 for the sale during the year ended April 30, 2005.

NOTE 4 -                                               Related Party Transactions

Included in accounts payable and accrued liabilities is $5,000 owed to an officer of the Company for accounting and administrative services.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

We were a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. As discussed below in “Discontinued Operations,” on September 2, 2003, we discontinued our wood products business.

At present, we our seeking other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits. Unless and until we find a business opportunity, we believe that we can satisfy our cash requirements over the next 12 months. As of July 31, 2005, we had cash and cash equivalents of $495,342 and working capital of $480,103. We currently have no employees. Mr. Shefts, one of our three officers, devotes a small portion of his time to us.  Since the sale of our real estate, we have no principal executive office.  We utilize a mailing address in Tuxedo Park, New York and we utilize a telephone number at Mr. Shefts’ Office.

Quarter ended July 31, 2005 compared to the quarter ended July 31, 2004

Since we discontinued our wood products business, there were no sales from continuing operations during the quarter ended July 31, 2005 or 2004.

Selling, general and administrative expenses were $4,722 for the quarter ended July 31, 2005, a decrease of $7,226 over selling, general and administrative expenses of $11,948 for the quarter ended July 31, 2004. The decrease in selling, general and administrative expenses is a result of a decrease in expenses (insurance and real estate taxes) related to real property that we sold in April 2005.  As we had no revenues other than de minimis interest income  and no other expenses, our net loss decreased from $11,646 for the quarter ended July 31, 2004 to $4,405 for the quarter ended July 31, 2005.

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

Liquidity and capital resources

In periods prior to those discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business. At July 31, 2005, we had working capital of approximately $480,103.

As at July 31, 2005, we had cash and cash equivalents of approximately $495,342, which represented 85.6% of total assets. We believe we have adequate working capital to fund our operations for at least the next 12 months unless and until we find a business opportunity.

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

Item 3.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.  Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  They have concluded that, as of that date, our disclosure controls an procedures  were  effective  at  ensuring  that  required  information  will  be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial  reporting (as defined in Rules 13a-15(f)  and  15d-15(f)  under the Exchange  Act)  occurred  during the period covered by this report that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting

PART  II  —  OTHER INFORMATION

Item 1                Legal Proceedings

-  None

Item 2                Unregistered Sales of Equity Securities and Use of Proceeds

-  None

Item 3                Defaults Upon Senior Securities

-  None

Item 4                Submission of Matters to a Vote of Securities’ Holders

-  None

Item 5                Other Information

-  None

Item 6                Exhibits

31.1	Certification of Harvey Houtkin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mark Shefts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Harvey Houtkin, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Mark Shefts, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR ENTECH CORPORATION

Date: September 16, 2005	By:	s/ Mark Shefts
Mark Shefts
Chief Financial Officer
Chief Accounting Officer