Form 10QSB
period 2005-10-31
ARBOR ENTECH CORP
filed 2005-12-15
CIK 710782

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 2005

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission file number 0-3338

ARBOR ENTECH CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2335094
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

PO Box 656, Tuxedo Park, New York	10987
(Address of Principal Executive Office)	(Zip Code)

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

The number of shares of Registrant’s Common Stock, $0.001 par value, outstanding as of December 12, 2005, was 7,050,540 shares.

ARBOR ENTECH CORPORATION AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three and six months ended October 31, 2005.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended April 30, 2005.

The results reflected for the three months ended October 31, 2005 are not necessarily indicative of the results for the entire fiscal year.

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEET

OCTOBER 31, 2005

(Unaudited)

ASSETS
Current Assets:
Cash and Cash Equivalents	$484,497
Prepaid Expenses	711

Total Current Assets	485,208

Total Assets	$485,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$15,333

Total Current Liabilities	15,333

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,365,441
Retained Earnings (Deficit)	(1,902,616)

Total Stockholders’ Equity	469,875

$485,208

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004

Net Sales	$—	$—	$—	$—

Costs and Expenses:
Selling, General and Administrative Expenses	10,719	7,804	15,441	19,752
	10,719	7,804	15,441	19,752

Loss from Operations	(10,719)	(7,804)	(15,441)	(19,752)

Other Income:
Interest	491	262	793	542
Other	—	—	15	22
	491	262	808	564

Net Loss	$(10,228)	$(7,542)	$(14,633)	$(19,188)

Loss Per Common Share – Basic	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Shares Outstanding	7,050,540	7,050,540	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2005	2004
Cash Flows from Operating Activities:
(Loss) from Continuing Operations	$(14,633)	$(19,188)
Adjustments to Reconcile (Loss) from Continuing Operations to Net Cash (Used) in Operating Activities:
Depreciation	—	575
Decrease in Deferred Tax Assets	81,762	—
Decrease in Deferred Tax Liabilities	(81,762)	—
Changes in Operating Assets and Liabilities:
Decrease in Miscellaneous Receivable	826	—
Decrease in Prepaid Expenses	1,531	—
(Decrease) in Accounts Payable and Accrued Liabilities	(1,887)	(15,776)

Total Adjustments	470	(15,201)

Net Cash (Used) in Operating Activities	(14,163)	(34,389)

Cash Flows from Investing Activities:
Proceeds from Receivable from Sale of Real Property	213,589	—

Net Cash Provided by Investing Activities	213,589	—

Cash Flows from Financing Activities:
Proceeds of Loans to Related Parties	—	1,019,850
Dividends Paid	—	(1,057,694)

Net Cash (Used) in Financing Activities	—	(37,844)

Increase (Decrease) in Cash and Cash Equivalents	199,426	(72,233)

Cash and Cash Equivalents – Beginning of Period	285,071	365,128

Cash and Cash Equivalents – End of Period	$484,497	$292,895

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$—	$—

Cash Paid for Income Taxes	$—	$—

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

NOTE 2 -                                               Discontinued Operations – Sale of Real Property

On July 20, 2005 the Company closed on the sale of real property located in Tioga County, Pennsylvania pursuant to a contract entered into on April 15, 2005.  The Company recognized a gain of $185,820 on the sale during the year ended April 30, 2005.  The proceeds were collected in July 2005.

NOTE 3 -                                               Related Party Transactions

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

At present, we our seeking other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits. Unless and until we find a business opportunity, we believe that we can satisfy our cash requirements over the next 12 months. As of October 31, 2005, we had cash and cash equivalents of $484,497 and working capital of $469,875. We currently have no employees. Mr. Shefts, one of our three officers, devotes a small portion of his time to us.  Since the sale of our real estate, we have no principal executive office.  We utilize a mailing address in Tuxedo Park, New York and we utilize a telephone number at Mr. Shefts’ office.

Quarter ended October 31, 2005 compared to the quarter ended October 31, 2004

Since we discontinued our wood products business, there were no sales from continuing operations during the quarter ended October 31, 2005 or 2004.

Selling, general and administrative expenses were $10,719 for the quarter ended October 31, 2005, an increase of $2,915 over selling, general and administrative expenses of $7,804 for the quarter ended October 31, 2004. The increase in selling, general and administrative expenses is primarily a result of increases in professional and filing fees.  As we had no revenues and only de minimis interest income and no other expenses, our net loss increased from $7,542 for the quarter ended October 31, 2004 to $10,228 for the quarter ended October 31, 2005.

Six months ended October 31, 2005 compared to the six months ended October 31, 2004

Since we discontinued our wood products business, there were no sales from continuing operations during the six months ended October 31, 2005 or 2004.

Selling, general and administrative expenses were $15,441 for the six months ended October 31, 2005, a decrease of $4,311 over selling, general and administrative expenses of $19,752 for the six months ended October 31, 2004. The decrease in selling, general and administrative expenses is primarily a result of a decrease in expenses (insurance and real estate taxes) related to real property that we sold in April 2005 offset by increases in professional and filing fees.  As we had no revenues other than de minimis interest income and no other expenses, our net loss decreased from $19,188 for the six months ended October 31, 2004 to $14,633 for the six months ended October 31, 2005.

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

Liquidity and capital resources

In periods prior to those discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business. At October 31, 2005, we had working capital of $469,875.

As at October 31, 2005, we had cash and cash equivalents of $484,497, which represented 99.9% of total assets. We believe we have adequate working capital to fund our operations for at least the next 12 months unless and until we find a business opportunity.

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

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f)  and 15d-15(f)  under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

ARBOR ENTECH CORPORATION

Date: December 15, 2005	By:	/s/Mark Shefts
Mark Shefts
Chief Financial Officer
Chief Accounting Officer