Form 10QSB
period 2006-01-31
ARBOR ENTECH CORP
filed 2006-03-09
CIK 710782

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For Quarter Ended January 31, 2006

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                          Commission file number 0-3338

                            ARBOR ENTECH CORPORATION
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                   22-2335094
               ---------------------------------------------------
            (State or other Jurisdiction of     (IRS Employer
           Incorporation or Organization)     Identification No.)

               PO Box 656, Tuxedo Park, New York           10987
               ---------------------------------------------------
               (Address of Principal Executive Office)  (Zip Code)

                                 (201) 782-9237
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No _____


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_X__ No _____

The number of shares of Registrant's Common Stock, $0.001 par value, outstanding as of March 6, 2006, was 7,050,540 shares.

                     ARBOR ENTECH CORPORATION AND SUBSIDIARY




                                      INDEX
                                      -----


                                                                          Page
                                                                         Number
                                                                         ------

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Condensed Balance Sheet
          - January 31, 2006                                                4

         Condensed Statements of Operations
          - Three and Nine months ended January 31, 2006 and 2005           5

         Condensed Statements of Cash Flows
          - Nine months ended January 31, 2006 and 2005                     6

         Notes to Condensed Financial Statements                            7


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8

Item 3   Controls and Procedures                                           10


PART II  -  OTHER INFORMATION                                              11


SIGNATURES                                                                 12

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

      The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals), which we consider necessary for the fair presentation of results for the three and nine months ended January 31, 2006.

      Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended April 30, 2005.

      The results reflected for the three and nine months ended January 31, 2006 are not necessarily indicative of the results for the entire fiscal year.

                            ARBOR ENTECH CORPORATION
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2006
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                         $   471,071
  Prepaid Expenses                                                          711
                                                                    -----------

         Total Current Assets                                           471,782
                                                                    -----------

Total Assets                                                        $   471,782
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable and Accrued Liabilities                          $     4,839
                                                                    -----------

         Total Current Liabilities                                        4,839
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                      7,050
  Additional Paid-In Capital                                          2,365,441
  Retained Earnings (Deficit)                                        (1,905,548)
                                                                    -----------

         Total Stockholders' Equity                                     466,943
                                                                    -----------

                                                                    $   471,782
                                                                    ===========





    The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended                 Nine Months Ended
                                                     ----------------------------       ----------------------------
                                                              January 31,                        January 31,
                                                     ----------------------------       -----------------------------
                                                        2006             2005              2006              2005
                                                    -----------       -----------       -----------       -----------

Net Sales                                           $        --       $        --       $        --       $        --
                                                    -----------       -----------       -----------       -----------

Costs and Expenses:
  Selling, General and Administrative Expenses            3,411             6,024            18,852            25,776
                                                    -----------       -----------       -----------       -----------
                                                          3,411             6,024            18,852            25,776
                                                    -----------       -----------       -----------       -----------

Loss from Operations                                     (3,411)           (6,024)          (18,852)          (25,776)
                                                    -----------       -----------       -----------       -----------

Other Income:
  Interest                                                  480               255             1,273               797
  Other                                                      --                --                15                22
                                                    -----------       -----------       -----------       -----------

                                                            480               255             1,288               819
                                                    -----------       -----------       -----------       -----------

Net Loss                                            $    (2,931)      $    (5,769)      $   (17,564)      $   (24,957)
                                                    ===========       ===========       ===========       ===========

Loss Per Common Share - Basic                       $      (.00)      $      (.00)      $      (.00)      $      (.00)
                                                    ===========       ===========       ===========       ===========

Weighted Average Shares Outstanding                   7,050,540         7,050,540         7,050,540         7,050,540
                                                    ===========       ===========       ===========       ===========





    The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                -----------------------------
                                                                           January 31,
                                                                -----------------------------
                                                                    2006              2005
                                                                -----------       -----------
Cash Flows from Operating Activities:
  Net Loss                                                      $   (17,564)      $   (24,957)
                                                                -----------       -----------
  Adjustments to Reconcile Net Loss to Net Cash (Used) by
    Operating Activities:
  Depreciation                                                           --               862
  Decrease in Deferred Tax Assets                                    81,762                --
  Decrease in Deferred Tax Liabilities                              (81,762)               --
  Changes in Operating Assets and Liabilities:
    Decrease in Miscellaneous Receivable                                826                --
    Decrease in Prepaid Expenses                                      1,531                --
    (Decrease) in Accounts Payable and Accrued Liabilities          (12,382)          (13,387)
                                                                -----------       -----------

         Total Adjustments                                          (10,025)          (12,525)
                                                                -----------       -----------
Net Cash (Used) by Operating Activities                             (27,589)          (37,482)
                                                                -----------       -----------

Cash Flows from Investing Activities:
  Proceeds from Receivable from Sale of Real Property               213,589                --
                                                                -----------       -----------

Net Cash Provided by Investing Activities                           213,589                --
                                                                -----------       -----------

Cash Flows from Financing Activities:
  Proceeds of Loans to Related Parties                                   --         1,019,850
  Dividends Paid                                                         --        (1,057,581)
                                                                -----------       -----------

Net Cash Provided (Used) by Financing Activities                         --           (37,731)
                                                                -----------       -----------

Increase (Decrease) in Cash and Cash Equivalents                    186,000           (75,213)
Cash and Cash Equivalents - Beginning of Period                     285,071           365,128
                                                                -----------       -----------

Cash and Cash Equivalents - End of Period                       $   471,071       $   289,915
                                                                ===========       ===========

Supplemental Cash Flow Information:
  Cash Paid for Interest                                        $        --       $        --
                                                                ===========       ===========



  Cash Paid for Income Taxes                                    $        --       $        --
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


NOTE 2 - Discontinued Operations - Sale of Real Property

      On July 20, 2005, the Company closed on the sale of real property located in Tioga County, Pennsylvania pursuant to a contract entered into on April 15, 2005. The Company recognized a gain of $185,820 on the sale during the year ended April 30, 2005. The proceeds were collected in July 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      Statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions, as well as other risks previously disclosed in our securities filings and press releases.

      These forward-looking statements often can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," or similar terms.

PLAN OF OPERATION

      We were a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. As discussed below in "Discontinued Operations," on September 2, 2003, we discontinued our wood products business.

      At present, we our seeking other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits. Unless and until we find a business opportunity, we believe that we can satisfy our cash requirements over the next 12 months. As of January 31, 2006, we had cash and cash equivalents of $471,071 and working capital of $466,943. We currently have no employees. Mr. Shefts, one of our three officers, devotes a small portion of his time to us. Since the sale of our real estate, we have no principal executive office. We utilize a mailing address in Tuxedo Park, New York and we utilize a telephone number at Mr. Shefts' office.

QUARTER ENDED JANUARY 31, 2006 COMPARED TO THE QUARTER ENDED JANUARY 31, 2005

      Since we discontinued our wood products business, there were no sales from continuing operations during the quarter ended January 31, 2006 or 2005.

      Selling, general and administrative expenses were $3,411 for the quarter ended January 31, 2006, a decrease of $2,613 over selling, general and administrative expenses of $6,024 for the quarter ended January 31, 2005. The decrease in selling, general and administrative expenses is primarily a result of decreases in utilities, depreciation, professional and filing fees. As our selling general and administrative expenses decreased, our net loss decreased from $5,769 for the quarter ended January 31, 2005 to $2,931 for the quarter ended January 31, 2006.

NINE MONTHS ENDED JANUARY 31, 2006 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2005

      As noted above, since we discontinued our wood products business, there were no sales from continuing operations during the nine months ended January 31, 2006 or 2005.

      Selling, general and administrative expenses were $18,852 for the nine months ended January 31, 2006, a decrease of $6,924 over selling, general and administrative expenses of $25,776 for the nine months ended January 31, 2005. The decrease in selling, general and administrative expenses is primarily a result of a decrease in expenses (insurance, real estate taxes, utilities and depreciation) related to real property that we sold in April 2005 offset by increases in professional and filing fees. As we had no revenues other than de minimis interest income and no other expenses, our net loss decreased from $24,957 for the nine months ended January 31, 2005 to $17,564 for the nine months ended January 31, 2006.

DISCONTINUED OPERATIONS

      On September 2, 2003, we informed Home Depot that we would no longer do business with that company due to increased difficulties in transacting business with Home Depot on a profitable basis. We stated to Home Deport that these difficulties included Home Depot's prohibition against price increases despite increases in our costs of production, a diminution in the Home Depot territories we were allowed to sell product to, and Home Depot's demands regarding returns of ordered products that we were unwilling to accede to for economic reasons. As a result, on September 2, 2003, we discontinued our wood products business.

LIQUIDITY AND CAPITAL RESOURCES

      In periods prior to those discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business. At January 31, 2006, we had working capital of $466,943.

      As at January 31, 2006, we had cash and cash equivalents of $471,071, which represented 99.9% of total assets. We believe we have adequate working capital to fund our operations for at least the next 12 months unless and until we find a business opportunity.

Off-Balance Sheet Transactions

      We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Application Of Critical Accounting Policies


      Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for use of estimates, accounting for stock-based compensation and environmental remediation costs.

ITEM 3.     CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of that date, our disclosure controls an procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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


Item 1   Legal Proceedings
         -----------------

         -  None

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         -  None

Item 3   Defaults Upon Senior Securities
         -------------------------------

         -  None

Item 4   Submission of Matters to a Vote of Securities' Holders
         ------------------------------------------------------

         -  None

Item 5   Other Information
         -----------------

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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ARBOR ENTECH CORPORATION




Date:  March 8, 2006                       By: /s/ Mark Shefts
                                               ----------------------------
                                               Mark Shefts
                                               Chief Financial Officer
                                               Chief Accounting Officer