Form 10KSB
period 2006-04-30
ARBOR ENTECH CORP
filed 2006-07-25
CIK 710782

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2006

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000 30432

                            ARBOR ENTECH CORPORATION
                 (Name of Small business issuer in its charter)

           State of Delaware                              22-2335094
    (State or other jurisdiction of                    (I.R.S. Employer
     Incorporation or organization)                  Identification No.)

         PO Box 656, Tuxedo Park, New York                  10987
      (Address of principal executive offices)            (Zip Code)

Issuer's telephone numbering: (201) 782-9237

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 of the Exchange Act |_|

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
 YES |X|   NO |_|

State issuer's revenues for its most recent fiscal year.  $-0-.

As of July 14, 2006, the number of shares of voting stock held by non-affiliates was 54,757. No market value is being provided of stock held by non-affiliated parties due to the limited market for our common stock. See "Item 5."

The number of shares outstanding of each of the issuer's classes of common equity as of July 14, 2006: 7,050,540.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

          Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

                            ARBOR ENTECH CORPORATION
                                   Form 10-KSB
                                 April 30, 2006

Table of Contents

                                     Part I

Item 1.     Description of Business.
Item 2.     Description of Properties.
Item 3.     Legal Proceedings.
Item 4.     Submission of Matters to a Vote of Security Holders.

                                     Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
Item 6.     Management's Discussion and Analysis or Plan of Operations
Item 7.     Financial Statements.
Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.
Item 8A     Controls and Procedures.
Item 8B     Other Information.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
            16(a) of the Exchange Act.
Item 10.    Executive Compensation.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
            Matters.
Item 12.    Certain Relationships and Related Transactions.
Item 13.    Exhibits
Item 14.    Principal Accountant Fees and Services
Signatures
Supplemental Information
Financial Statements

                                       ii
--------------------------------------------------------------------------------

                                     PART I

Item 1.  Description of Business

         Overview

         We, Arbor EnTech Corporation (also referred to as the "Company"), are a Delaware corporation organized in 1980 under the name Arbor Energy Corporation. Our name change was effected in 1984.

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

         We owned 102 acres of property in Little Marsh, Pennsylvania. There is a wood packaging facility located on the property. The facility consists of an enclosed structure of 17,000 square feet, with a 7,000 foot outdoor overhang and another 10,000 foot outdoor overhang. Approximately 12 acres of the property were devoted to our work area and the remaining 90 acres are forest land. The real property was mortgaged to Mark Shefts, our Secretary/Treasurer and one of our directors, to secure a credit line of $100,000 provided by Mr. Shefts. We closed on the sale of the property to an unaffiliated party on July 20, 2005 pursuant to a contract entered into in April 2005.

         We currently have no employees. Mr. Shefts, one of our three officers, devotes a small portion of his time to us.

Business Strategy

         The Company is seeking one or more potential business opportunities through the acquisition of existing businesses, assets to establish subsidiary businesses for the Company, a statutory merger or consolidation or the establishment of a new business or industry. However, due to the limited working capital of the Company, it is likely that the Company will enter into only one business transaction.

         The Company may also seek to acquire one or more majority and/or wholly owned equity positions in other companies through the direct purchase of stock. Such equity positions will be limited by Section 3(a)(3) of the Investment Company Act of 1940 (the "1940 Act"), in that the Company will not be permitted to own or propose to acquire investment securities having a value exceeding 40% of the Company's total assets (exclusive of government securities and cash items) on an unconsolidated basis.

         The Company may provide debt financing to companies in which it has taken (or intends to take) an equity position. Such financing would generally be made on an unsecured basis. In no event will the Company provide financing for or take equity positions in companies where the aggregate of such investments would cause the Company to be required to register under the 1940 Act.

         Present Management of the Company may or may not become involved as management in the aforementioned business or subsidiary or may hire qualified but as yet unidentified management personnel. There can, however, be no assurance whatsoever that the Company will be able to acquire a business.

         A potential acquisition of a business may involve the acquisition of, or merger with, a company which does not need additional capital but which desires to establish a public trading market for its shares. A company that seeks the Company's participation in attempting to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of itself undertaking a public offering including the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors. Factors considered may include time delays, significant expense, loss of voting control. In connection with such acquisition, it is possible that an amount of stock constituting control of the Company would be purchased from the Company or its current officers, directors and stockholders resulting in substantial profits to such persons without similar profits being realized by other stockholder. Moreover, no assurance can be given with respect to the experience or qualifications of as yet unknown persons who may, in the future, engage in the operations of the Company or any business or subsidiary acquired by the Company. In the event of a change in control of the Company and its Board of Directors, the payment of dividends would be wholly dependent upon such persons. Furthermore, it is impossible as yet to determine what, if any, consequences applicable state law may provide to the Company's shareholders in any merger or reorganization.

General Policy

         The Company may establish or acquire a business and/or invest in one or more new and developing corporations, whether directly or by way of statutory merger, which the Management of the Company determines will offer significant long-term growth potential. In the case of an equity position, the Company will seek to acquire primarily a majority owned and wholly owned capital stock position in such corporation. The Company is not restricted to any particular industry and may engage in any line of business. Accordingly, Management's discretion as to the type of businesses and equity investments is unlimited.

         Management assumes that any business to be acquired and/or equity investment made by the Company, whether directly or by way of statutory merger, will involve a business that is new and unseasoned, or a business that has been operating for a limited period of time and has a limited or unsuccessful record of revenues or earnings. Investments in start-up enterprises result in a higher risk of total loss of investment by the Company. Except in cases of a merger or other instances where stockholders' approval may be required by applicable law, the Company's stockholders will not have the opportunity to review the relative merits or weaknesses of any proposed business to be acquired or equity investment to be made and, accordingly, will have to rely upon the discretion of Management in selecting a business or investment.

         The Company has identified certain general policies which will be considered by the Company in evaluating business acquisition candidates and investment possibilities. These policies are listed below. In no event will the Company provide financing or take equity positions in companies where the aggregate of such investments would cause the Company to be required to register under the 1940 Act.

         1. The Company will examine the products or services of a business being considered to determine whether a market exists for the products or services and whether the business can manufacture and/or market the products or produce the services at a competitive cost.

         2. The Company will invest in a corporation that it believes has a strong potential for growth. The Company will evaluate the corporation's business and determine the quality and experience of its management.

         3. The Company may invest in an operating corporation that has experienced increases in gross revenues which exceed industry averages. The market for the corporation's products will be evaluated by determining the relationship of size, growth potential and competitive factors in that corporation's industry. This may include the purchase of businesses which offer opportunities for consolidation.

         4. The Company will also consider the following factors: (1) special risks associated with the business and the industry, (2) equity available to the business, (3) capital requirements of the business, (4) potential for profitability and (5) the effect of market and economic conditions and governmental policies on the business and its products.

         It is unlikely that any one prospective corporation with which the Company may seek to enter a relationship will conform in all respects to the policies described above. Accordingly, this description is intended to serve only as a general guide for the Company's projected investment activities. These policies are not fundamental policies of the Company and may be changed at any time by the Company's Board of Directors.

         The Company anticipates that it will be brought into contact with a prospective business acquisition or equity investment primarily through the efforts of its officers, directors and principal stockholders who in the course of their business activities frequently come into contact with corporations whose products, services or concepts may be subject to successful development and marketing. In such connection, the Company may pay a finder's fee to such officers, directors, principal stockholders or their affiliates. Any such payment would not be higher than that which would ordinarily be paid to a non-affiliated person.

         The Company does not have any contracts or commitments with anyone or any firm with regard to these business activities. The Company also does not have any arrangements or understandings with respect to the acquisition of any business entity or the acquisition of any interest therein.

         The Company may use independent consultants (who may agree to receive stock of the Company in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to Management in any investment decision. The Company has not engaged any independent consultants as of July 14, 2006.

         At this time, Management believes the Company's equity investments will be made in private transactions with privately owned corporations. Securities acquired in this manner are restricted from public sale unless they are registered under the Securities Act of 1933, or unless an exemption from registration is available.

Government Regulation

         The Company may be subject to government regulations promulgated by various local, state and Federal government agencies with regard to its proposed business. Additionally, the Company, in the purchase of equity positions, will be subject to various rules and regulations promulgated by the Securities and Exchange Commission and the various state securities commissions. Company does not intend to engage in the business of investing, reinvesting, owning, holding or trading in securities or otherwise engaging in activities which would render the Company an "investment company" as defined in the Investment Company Act of 1940, as amended.

         The Company's financing activities will be limited by Section 3(a)(3) of the Investment Company Act of 1940 in that the Company will not be permitted to own or propose to acquire investment securities having a total value exceeding 40% of the value of the Company's total assets (excluding government securities and cash items) on an unconsolidated basis. The Company is permitted under Section 3(a)(3) of the 1940 Act to own or propose to own securities of a majority owned subsidiary which is defined under Section 2(a)(24) of the 1940 Act to mean 50% or more of the outstanding securities of which are owned by the Company or a majority owned subsidiary of the Company. Notwithstanding Section 3(a)(3) of the 1940 Act, the Company would not be considered an investment company where it is engaged directly or indirectly through a wholly-owned subsidiary (which is defined to mean at least 95% ownership of the outstanding voting stock), in a business or businesses, other than that of investing, owning, holding or trading in securities.

         In addition to the limitations by the Investment Company Act of 1940 as mentioned above, there are a number of other provisions of the Federal securities laws which will affect the Company's proposed investments.

         Most, if not all, of the securities which the Company acquires as equity investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act. The registration of securities owned by the Company is likely to be a time consuming and expensive process, and the Company always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for the securities. In the event the Company does not register securities it acquires for sale, it will seek to rely upon an exemption from registration. Among other exemptions, Rule 144 of the Securities Act of 1933, as amended, imposes a one year holding period prior to the sale of restricted securities and established volume limitations on the amount of any restricted securities that can be sold within certain defined time periods.

Competition

         There are numerous similar companies which are larger, have more experience, and are better financed than the Company. The Company may encounter intense competition from numerous other firms engaged in its field. Any investments made by the Company will entail a high degree of business and financial risk that may result in substantial losses to the Company.

Personnel

         Mr. Shefts, one of our three officers, devotes a small portion of his time to us.

Item 2.  Description of Properties

         Since the sale of our real estate, we have no principal executive office. We utilize a mailing address of PO Box 656, Tuxedo Park, New York 10987. We utilize a telephone number at Mr. Shefts' Office. Our telephone number is
(201) 782-9237.

Item 3.  Legal Proceedings

We are not presently a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2006.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Marketing Information -- The principal U.S. market in which our common stock, all of which are of one class, is traded or may trade is in the over-the-counter market. The stock is quoted on the Electronic Bulletin Board of the OTC market, under the symbol "ARBE.OB." Our stock is not traded or quoted on any automated quotation system. No market information is being supplied herein because quotations for and transactions in our common stock are sporadic and in view of the infrequent trading in our common stock, they would not be meaningful.

Broker-Dealer Sales of Company's Registered Securities.

         Except where the Company's Common Stock has a market price of at least $5.00 per share, the Company's Registered Securities are covered by a Securities and Exchange Commission ("SEC") rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in the secondary market.

         The SEC has adopted seven rules ("Rules") under the Securities Exchange Act of 1934 requiring broker/dealers engaging in certain recommended transactions with their customers in specified equity securities falling within the definition of "penny stock" (generally non-NASDAQ securities priced below $5 per share) to provide to those customers certain specified information. Unless the transaction is exempt under the Rules, broker/dealers effecting customer transactions in such defined penny stocks are required to provide their customers with: (1) a risk disclosure document; (2) disclosure of current bid and ask quotations, if any; (3) disclosure of the compensation of the broker/dealers and its salesperson in the transaction; and (4) monthly account statements showing the market value of each penny stock held in the customer's account. These SEC Rules were adopted in April, 1992 pursuant to the requirements of the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 ("Penny Stock Act").

         As a result of the aforesaid rules regulating penny stocks, the market liquidity for the Company's securities, if any, may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities in the secondary market.

(b) Holders -- There were approximately 173 holders of record of our common stock as of July 14, 2006 inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of July 14, 2006 was 7,050,540 shares.

(c) Dividends -- A cash dividend of $.15 per share was declared in April 2004 and paid on May 1, 2004 to all stockholders of record as of March 22, 2004. No other dividends were declared on our stock in the last two fiscal years and we do not anticipate paying dividends on our common stock in the foreseeable future.

         During the fiscal year ended April 30, 2006, we did not issue any shares of our Common Stock.

         We did not repurchase any of our securities during the fiscal year ended April 30, 2006.

         We have no options, warrants or other rights under any equity compensation plans as of April 30, 2006.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Fiscal year ended April 30, 2006 compared to the fiscal year ended April 30,
2005

         Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2006 and 2005.

         Selling, general and administrative expenses were $33,778 for the fiscal year ended April 30, 2006, a decrease of $7,553 or approximately 18% over selling, general and administrative expenses of $41,331 for the fiscal year ended April 30, 2005. The decrease in selling, general and administrative expenses is a result of our discontinued operations of our wood products business.

         For 2006, we had a net loss of $32,035 as compared to a net income of $145,708 for the comparable period of the prior year. In 2005, we had a non-recurring gain of $185,820 from the sale of our real property.

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

Liquidity and capital resources

         In the prior periods discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business. At April 30, 2006, we had working capital of approximately $452,000.

         As at April 30, 2006, we had cash and cash equivalents of approximately $463,000, which represented substantially all of our total assets. We believe we have adequate working capital to fund our operations for at least the next 12 months.

         On July 20, 2005, we closed on the sale of our real property located in Little Marsh, Pennsylvania and realized net proceeds of approximately $214,000. This amount was reported as a receivable at April 30, 2005 because we entered into the contract of sale on April 15, 2005. The payment of this receivable in 2006 resulted in cash provided by investing activities of $214,000.

         Net cash used in operating activities amounted to approximately $(42,000) for the fiscal year ended April 30, 2005 as compared to $(36,000) in fiscal 2006. This was primarily attributable to the loss from continuing operation of approximately $40,000 in fiscal 2005 and a loss from continuing operations of $32,000 in fiscal 2006.

         Net cash used by financing activities was $38,000 for the fiscal year ended April 30, 2005 as a result of related party loan repayments of $1,020,000, offset by dividend payments of $1,058,000.

         Since terminating our wood products business in September 2002, the Company has been unable to find a suitable business opportunity or merger candidate considering the limited cash resources available to the Company and that the Company's Common Stock has a limited and sporadic trading market. Nevertheless, Management is continuing to explore various business opportunities that may be available to it. As of the filing date of this Form 10-KSB, there are no known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Further, at the present time, the Company has no commitments for capital expenditures and does not anticipate same until it establishes a business or acquires an operating business, of which there can be no assurances given.

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

Item 7.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Arbor EnTech Corporation

We have audited the accompanying balance sheet of Arbor EnTech Corporation as of April 30, 2006, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.


                                      WOLINETZ, LAFAZAN & COMPANY, P.C.


Rockville Centre, New York
July 12, 2006

                            ARBOR ENTECH CORPORATION
                                  BALANCE SHEET
                                 APRIL 30, 2006


                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                         $   462,847
  Prepaid Expenses                                                          711
                                                                    -----------

         Total Current Assets                                           463,558
                                                                    -----------

Total Assets                                                        $   463,558
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities                          $    11,085
                                                                    -----------

         Total Current Liabilities                                       11,085
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                      7,050
  Additional Paid-In Capital                                          2,365,441
  Retained Earnings (Deficit)                                        (1,920,018)
                                                                    -----------

         Total Stockholders' Equity                                     452,473
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $   463,558
                                                                    ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF OPERATIONS

                                                                 Years Ended
                                                        --------------------------
                                                                  April 30,
                                                        --------------------------
                                                           2006           2005
                                                        -----------    -----------

Net Sales                                               $        --    $        --
                                                        -----------    -----------

Costs and Expenses:
  Selling, General and Administrative Expenses               33,778         41,331
                                                        -----------    -----------
                                                             33,778         41,331
                                                        -----------    -----------

Loss from Operations                                        (33,778)       (41,331)
                                                        -----------    -----------

Other Income:
  Interest Income                                             1,728            997
  Other                                                          15             22
                                                        -----------    -----------
                                                              1,743          1,019
                                                        -----------    -----------

Loss from Continuing Operations Before Income
  Tax Provision (Benefit)                                   (32,035)       (40,312)

Income Tax Provision (Benefit)                                   --           (200)
                                                        -----------    -----------

Loss from Continuing Operations                             (32,035)       (40,112)
                                                        -----------    -----------

Discontinued Operations:
  Gain on Disposal and Sale of Property and Equipment
    from Discontinued Operations                                 --        185,820
                                                        -----------    -----------

         Net Income from Discontinued Operations                 --        185,820
                                                        -----------    -----------

Net Income (Loss)                                       $   (32,035)   $   145,708
                                                        ===========    ===========

Income (Loss) Per Common Share - Basic:
  Income (Loss) from Continuing Operations              $      (.00)   $       .00
  Income from Discontinued Operations                           .00            .02
                                                        -----------    -----------

         Net Income (Loss)                              $      (.00)   $       .02
                                                        ===========    ===========

Weighted Average Shares Outstanding                       7,050,540      7,050,540
                                                        ===========    ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                       YEARS ENDED APRIL 30, 2005 AND 2006


                                                        Additional    Retained
                                 Common Stock            Paid-In      Earnings
                           -------------------------   -----------   -----------
                              Shares        Amount       Capital      (Deficit)        Total
                           -----------   -----------   -----------   -----------    -----------

Balance - April 30, 2004     7,050,540   $     7,050   $ 2,365,441   $(2,033,691)   $   338,800

Net Income                          --            --            --       145,708        145,708
                           -----------   -----------   -----------   -----------    -----------

Balance - April 30, 2005     7,050,540         7,050     2,365,441    (1,887,983)       484,508

Net Loss                            --            --            --       (32,035)       (32,035)
                           -----------   -----------   -----------   -----------    -----------

Balance - April 30, 2006     7,050,540   $     7,050   $ 2,365,441   $(1,920,018)   $   452,473
                           ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                             STATEMENT OF CASH FLOWS

                                                                      Years Ended
                                                              --------------------------
                                                                       April 30,
                                                              --------------------------
                                                                 2006           2005
                                                              -----------    -----------
Cash Flows from Operating Activities:
 (Loss) from Continuing Operations                            $ ( 32,035)    $ ( 40,112)
                                                              -----------    -----------
 Adjustments to Reconcile (Loss) from Continuing Operations
 to Net Cash (Used) in Operating Activities:
 Depreciation                                                          --          1,149
 (Increase) Decrease in Deferred Tax Assets                        81,762        (81,762)
 Increase (Decrease) in Deferred Tax Liabilities                  (81,762)        81,762
 Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Miscellaneous Receivable                      826           (826)
 (Increase) Decrease in Prepaid Expenses                            1,531         (1,731)
 (Decrease) in Accounts Payable and Accrued Liabilities            (6,135)          (806)
                                                              -----------    -----------

Total Adjustments                                                  (3,778)        (2,214)
                                                              -----------    -----------

Net Cash (Used) in Operating Activities                           (35,813)       (42,326)
                                                              -----------    -----------

Cash Flows from Investing Activities:
 Proceeds from Receivable from Sale of Real Property              213,589             --
                                                              -----------    -----------

Net Cash Provided by Investing Activities                         213,589             --
                                                              -----------    -----------

Cash Flows from Financing Activities:
 Proceeds of Loans to Related Parties                                  --      1,019,850
 Dividends Paid                                                        --     (1,057,581)
                                                              -----------    -----------

Net Cash (Used) in Financing Activities                                --        (37,731)
                                                              -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                  177,776        (80,057)

Cash and Cash Equivalents - Beginning of Year                     285,071        365,128
                                                              -----------    -----------

Cash and Cash Equivalents - End of Year                       $   462,847    $   285,071
                                                              ===========    ===========


Supplemental Cash Flow Information:
 Cash Paid for Interest                                       $        --    $        --
                                                              ===========    ===========

 Cash Paid for Income Taxes                                   $        --    $        --
                                                              ===========    ===========

Supplemental Disclosures of Non-Cash Investing and
 Financing Activities:
 Receivable from Sale of Real Property                        $        --    $   213,589
                                                              ===========    ===========

 Net Carrying Amount of Real Property Sold                    $        --    $    27,769
                                                              ===========    ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - Nature of Business

         Arbor EnTech Corporation (the "Company") is a Delaware corporation that engaged in the production and wholesale distribution of wood products for home use, principally fireplace wood and garden stakes. The Company's products were produced, packaged in and distributed from its facility in Little Marsh, Pennsylvania. The products were delivered by independent truckers to customer locations in the Northeastern United States. On September 22, 2003, the Company discontinued its wood products business. The Company is seeking other business opportunities but has not yet identified any such opportunity.

NOTE 2 - Summary of Significant Accounting Policies

         Cash and Cash Equivalents

         The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents.

         Property and Equipment

         Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which approximated 15 and 31 years. Expenditures for maintenance and repairs are charged to expense as incurred where as major betterments and renewals are capitalized. Depreciation expense was $0 and $1,149 for the years ended April 30, 2006 and 2005, respectively.

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

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies (Continued)

         Income (Loss) Per Common Share

         The computation of earnings (loss) per share of common stock is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during that period. Since the Company has no common stock equivalents, diluted earnings (loss) per share is the same as basic earnings (loss) per share.

         Fair Value of Financial Instruments

         The fair value of the Company's financial instruments, which consist primarily of cash and cash equivalents and accounts payable and accrued liabilities, approximate their carrying amounts reported due to their short-term nature.

         Concentration of Credit Risk

         The Company's financial instruments that are exposed to concentration of credit risk consist of cash and cash equivalents. At times, such amounts are in excess of the FDIC insurance limits.

NOTE 3 - Income Taxes

         Income tax provision (benefit) consisted of the following:

                       Years Ended
                     --------------
                         April 30,
                     --------------
                     2006     2005
                     -----    -----
         Current
           Federal   $  --    $  --
           State        --     (200)
                     -----    -----
                        --     (200)
                     -----    -----
         Deferred
           Federal      --       --
           State        --       --
                     -----    -----
                     -----    -----
                     -----    -----

                     $  --    $(200)
                     =====    =====

         The following is a reconciliation of the US statutory income tax rate and the effective tax rate on pretax income:

                                               Years Ended
                                           ------------------
                                               April 30,
                                           ------------------
                                            2006       2005
                                           ------     -------

US federal statutory rate                      34%        34%
State taxes, net of federal tax
 benefit                                        0       10.0
Permanent differences                           0          0
Other, net                                 (34.00)    (44.00)
                                           ------     ------

Effective tax rate                          (.00%)     (.00%)
                                           ======     ======

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Income Taxes (Continued)

         For income tax purposes, the Company had available net operating loss carryforwards ("NOL") at April 30, 2006 of approximately $226,000 expiring in various years through 2026 to reduce future federal taxable income, if any.

         The tax effects of significant items comprising deferred income taxes are as follows:

                                                       April 30,
                                      ------------------------------------------
                                             2006                  2005
                                      -------------------   --------------------
                                         Deferred Tax           Deferred Tax
                                      -------------------   --------------------
Capital Loss Carryforwards            $     --   $     --   $ 40,000   $     --
Net Operating Loss Carryforwards        80,000         --    152,656         --
Sale of Real Property                       --         --         --     81,762
                                      --------   --------   --------   --------
                                        80,000         --    192,656     81,762
Less: Valuation Allowance               80,000         --    110,894         --
                                      --------   --------   --------   --------

                                      $     --   $     --   $ 81,762   $ 81,762
                                      ========   ========   ========   ========

NOTE 4 - Commitments and Contingencies

         Line of Credit

         The Company had a revolving credit facility with its Secretary/Treasurer, secured by a mortgage on the Company's real property located in Tioga County, Pennsylvania. This revolving line of credit provided for the extension of credit in the aggregate principal amount of $100,000 with interest at 11% per annum. Principal and interest was payable on demand. The credit facility terminated in July 2005.

NOTE 5 - Discontinued Operations

         On September 2, 2003, the Company informed The Home Depot, Inc., the customer that purchased more than 99 percent of the Company's wood products, that the Company would no longer do business with Home Depot due to increased difficulties in transacting business with Home Depot on a profitable basis. The Company stated to Home Depot that these difficulties included Home Depot's prohibition against price increases despite increases in the Company's increased costs of production, a diminution in the Home Depot territories the Company was allowed to sell products to, and Home Depot's demands regarding returns of ordered products that the Company was unwilling to accede to for economic reasons.

                            ARBOR ENTECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - Discontinued Operations (Continued)

         The Financial Accounting Standards Board's SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting and Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions," for segments of a business to be disposed of, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.

         The Company has discontinued its wood products business. Consequently, the accompanying financial statements reflect the wood products business as discontinued operations in accordance with SFAS No. 144.

         On July 20, 2005 the Company closed on the sale of real property located in Tioga County, Pennsylvania pursuant to a contract entered into on April 15, 2005. The Company recognized a gain of $185,820 from the sale for the year ended April 30, 2005.

         Summarized below are the results of discontinued operations:

                                                          Years Ended
                                                      -------------------
                                                           April 30,
                                                      -------------------
                                                         2006       2005
                                                      ---------   --------

Gain on Disposal and Sale of Property and Equipment   $      --   $185,820
                                                      =========   ========

         The Company is seeking other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

NOTE 6 - Related Party Transactions

         In May 2004 the Company received proceeds of $1,019,850 as payment in full of related party notes receivable.

         The Company incurred $5,000 in accounting and administration fees to an officer of the Company during the year ended April 30, 2005.

         The Company incurred $6,000 in accounting and administration fees to a company owned by an officer of the Company during the year ended April 30, 2006.

NOTE 7 - Dividends

         A cash dividend of $.15 per share was declared in April 2004 and paid in May 2004 to all stockholders of record as of March 22, 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

Item 8A.  Controls and Procedures.

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended April 30, 2006. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

         Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Item 8B.  Other Information.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

Name                             Age                     Position
----------------------------- -----------  -------------------------------------

Harvey Houtkin                    57       Chairman of the Board, Chief
                                           Executive Officer, President

Wanda Shefts                      48       Executive Vice President, Director

Mark Shefts                       48       Secretary/Treasurer, Director

Sherry Houtkin                    55       Director

         Each director has been elected to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity. Officers are elected by the directors at meetings called by the directors for such purpose.

Harvey I. Houtkin founded Arbor EnTech Corporation in October 1980 and has been our Chairman of the Board, Chief Executive Officer and President since inception. Mr. Houtkin held a seat on the New York Stock Exchange from 1984 to 1988 and is Chairman of the Board, Chief Executive Officer, Secretary and co-owner of Domestic Securities, Inc.("Domestic Securities"), an NASD registered broker/dealer which operated a floor brokerage business on that Exchange during the time the seat was owned. From April 1993 through the present, Mr. Houtkin has been Chairman of the Board, Chief Executive Officer and Secretary of All-Tech Direct, Inc. ("All-Tech"), which formerly operated as a securities broker/dealer and is now inactive. Mr. Houtkin graduated from Baruch College of the City University of New York in 1970 with a Bachelor of Science Degree and in 1973 with a Masters Degree in Business Administration.

Wanda Shefts has been our Vice President and a director since February 1993. She previously held these positions from 1982 through April 1987. She has an Associates Degree from Kingsborough Community College.

Mark D. Shefts has been our Secretary/Treasurer and a director since February 1993. He also serves as our Chief Financial Officer. He previously held these positions from 1982 through April 1987. He was a member of the Chicago Stock Exchange and is President, Treasurer and a co-owner of Domestic Securities. He has been a principal of All-Tech since early 1988 and has been its President, Chief Operating Officer, Chief Financial Officer, Treasurer and a Director since that time. Mr. Shefts is licensed as a Commodity Pool Operator and a Commodity Trading Advisor by the National Futures Association. He is also a Certified Financial Services Auditor of the National Association of Financial Services Auditors, a Certified Fraud Examiner of the Association of Certified Fraud Examiners, and an arbitrator for the American Arbitration Association and NASD Dispute Resolution, Inc. Mr. Shefts graduated in 1979 from Brooklyn College of the City of New York with a Bachelor of Science Degree in Accounting.

Sherry Houtkin has been one of our directors since February 1994.

Family relationships

         Mark Shefts and Wanda Shefts are husband and wife. Harvey Houtkin and Wanda Shefts are brother and sister. Harvey Houtkin and Sherry Houtkin are husband and wife.

         Our Board of Directors does not currently have a compensation committee, audit committee or nominating committee. We do not have an Audit Committee financial expert. We believe that the cost of retaining a financial expert at this time is too prohibitive given our current financial condition.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, except as follows: Wanda Shefts filed a late Form 3 and Harvey Houtkin and Mark Shefts each filed a late Form 4 during the 2006 fiscal year.

Audit Committee Financial Expert

         We do not have a financial expert. We believe that the cost of retaining a financial expert at this time is too prohibitive given our current financial condition and lack of operating revenues.

Code of Ethics

         We have not adopted a code of ethics as of the date hereof. We are considering whether to adopt such a plan in the future.

Item 10.  Executive Compensation
          ----------------------

         The following table shows all the cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our Chief Executive Officer for such period in all capacities in which such officer served. No other executive officer received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE

                                   Annual Compensation                Long Term Compensation
                             -------------------------------- -------------------------------------------
(a)                 (b)         (c)        (d)         (e)        (f)        (g)        (h)        (i)
                              alary($)                Other     estricte   ecuritie    LTIP      ll
Name and           Fiscal                            Annual    R Stock    Snderlyin   ayouts    Ather
Principal           Year                            Compensa-   ward ($)  Uptions/      ($)     Oompensa-
Position            4/30     S           Bonus($)   Tion ($)   A          O SARs   g P          C tion
---------------------------- ---------------------- ---------- ---------- ---------- ---------- ----------
Harvey Houtkin      2006     $      -0-        -0-        -0-        -0-        -0-        -0-        -0-
CEO (1)             2005     $      -0-        -0-        -0-        -0-        -0-        -0-        -0-
                    2004     $      -0-     31,527        -0-        -0-        -0-        -0-        -0-

Wanda Shefts        2006     $      -0-        -0-        -0-        -0-        -0-        -0-        -0-
Vice President      2005     $      -0-        -0-        -0-        -0-        -0-        -0-        -0-
                    2004     $   84,084        -0-        -0-        -0-        -0-        -0-        -0-


(1) Does not include monies paid to Rushmore Financial Services, Inc. See "Item 12."

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth information as of July 14, 2006, with respect to

         o any person known by us to own beneficially more than 5% of our common stock;

         o common stock beneficially owned by each of our officers and directors; and

         o the amount of common stock beneficially owned by our officers and directors as a group.

                                                   Number of       Approximate
                                                    Shares           Percent
Name & Address of                                Beneficially    of Common Stock
Beneficial Owner                                     Owned       Outstanding (1)
-----------------------------------------------  ------------    ---------------

Harvey Houtkin and Sherry Houtkin (2) (3) (4)       3,591,005              50.9%

Mark Shefts and Wanda Shefts (2) (5)                3,582,088              50.8%

All directors and Executive officers as a group
   (4 persons)                                      6,995,783              99.2%
_________________
(1) Based upon 7,050,540 shares of common stock issued and outstanding as of July 14, 2006.

(2)      The address of such person is 160 Summit Avenue, Montvale, NJ 07645.

(3) Includes 177,310 shares owned by Rushmore Financial Services, Inc. which is one-half owned by Harvey Houtkin and one-half owned by Mark Shefts.

(4) Includes 3,413,695 shares owned directly by Mr. Houtkin and zero shares owned directly by Sherry Houtkin, his wife.

(5) Includes 3,404,778 shares owned by Wanda Shefts and zero shares owned directly by Mark Shefts, her husband.

Item 12.  Certain Relationships and Related Transactions.

         During the fiscal years ended April 30, 2006 and 2005, Mr. Shefts provided bookkeeping, accounting and administrative services to us for which we paid him $6,000 and $5,000, respectively. In addition, upon the sale of our real estate in July 2005, the credit facility of $100,000 that we had with Mr. Shefts was terminated.

         In May 2004 we were repaid principal and interest on two pre-existing related party loans of $1,019,850. The borrowers were Attain Technology, Inc. and Rushmore Financial Services, Inc. Attain Technology is wholly owned by Rushmore. Rushmore is owned 50% by Harvey Houtkin and 50% by Mark Shefts, two of our officers, directors and principal shareholders.

         In April 2004 the Board of Directors declared a dividend of $.15 a share that was paid on May 1, 2004, to each shareholder of record as of March 22, 2004.

         During the fiscal year ended April 30, 2004, we paid a total of $54,220 for accounting and administrative services throughout the year, to Rushmore Financial Services, Inc., a company owned 50% by Mark Shefts and 50% by Harvey Houtkin, two of our officers, directors and principal shareholders.

Item 13.  Exhibits.

3.a.     Our Articles of Incorporation (1)

3.b.     Our By-Laws (2)

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer (3)

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer (3)

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer (3)

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer (3)
_________________

(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

(2) Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999, and incorporated herein by this reference.

(3)      Filed herewith.

Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

Item 14. Principal Accountant Fees And Services.

         Wolinetz, Lafazan & Company, P.C. ("WL"), Certified Public Accountants, is the independent registered public accounting firm that audited our financial statements for the fiscal years ended April 30, 2005 and 2004. WL has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

         WL billed $10,000 and $12,000 for its audit of our financial statements for the fiscal years ended April 30, 2006 and 2005 and its review of the financial statements included in our filing of our quarterly reports on form 10-QSB during these fiscal years.

Audit-Related Fees

         WL was not paid any additional fees for the fiscal years ended April 30, 2006 and 2005 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

         WL billed $1,000 for each of the fiscal years ended April 30, 2006 and 2005 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

         WL was paid no other fees for professional services during the fiscal years ended April 30, 2006 and 2005.

Audit Committee Pre-Approval Policies

         The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by WL. All the services performed by WL that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on WL's engagement to audit our financial statements for the fiscal years ended April 30, 2006 and 2005 were attributed to work performed by persons other than WL's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ARBOR ENTECH CORPORATION


                                      By: s/ Harvey Houtkin
                                          --------------------------------------
                                          Harvey Houtkin, Chairman of the Board,
                                          Chief Executive Officer, President

Dated: July 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                    TITLE                  DATE
-------------------------------    -------------------------   -----------------


s/ Harvey Houtkin                  President and                 July 20, 2006
-------------------------------    a Director
Harvey Houtkin


s/ Mark Shefts                     Secretary/Treasurer,          July 20, 2006
-------------------------------    Principal Financial
Mark Shefts                        And Accounting Officer
                                   And Director



s/ Wanda Shefts                    Exec. V. Pres., Director      July 20, 2006
-------------------------------
Wanda Shefts


s/ Sherry Houtkin                  Director                      July 20, 2006
-------------------------------
Sherry Houtkin

                            SUPPLEMENTAL INFORMATION

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 NOT APPLICABLE.