Form 10QSB
period 2006-07-31
ARBOR ENTECH CORP
filed 2006-09-14
CIK 710782

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                   FORM 10-QSB
                            -------------------------

Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act
                                    Of 1934

                  For The Quarterly Period Ended July 31, 2006

                        Commission File Number: 000-30432

                            ARBOR ENTECH CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                 22-2335094
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

                                   PO Box 656
                              Tuxedo Park, NY 10987
                    (Address of principal executive offices)

                                 (201) 782-9237
                         (Registrant's telephone number)

                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)
                            -------------------------


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

                                 Yes [X] No [ ]

As of July 31, 2006, the registrant had a total of 7,050,540 shares of Common Stock outstanding.

                            ARBOR ENTECH CORPORATION

                          Form 10-QSB Quarterly Report
                                Table Of Contents



                                                                                                                  Page

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheet as of July 31, 2006                                                             3

             Condensed Statements of Operations for the three Months Ended July 31, 2006
               and June 2005                                                                                         4

             Condensed Statements of Cash Flows for the three Months Ended July 31, 2006 and July 31, 2005           5

             Notes to Condensed Financial Statements                                                                 6

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                   7

   Item 3.   Controls and Procedures                                                                                 8

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                                      10

   Item 2.   Changes in Securities                                                                                  10

   Item 3.   Defaults Upon Senior Securities                                                                        10

   Item 4.   Submissions of Matters to a Vote of Security Holders                                                   10

   Item 5.   Other Information                                                                                      10

   Item 6.   Exhibits                                                                                               11

                          PART I. FINANCIAL INFORMATION


                            ARBOR ENTECH CORPORATION
                             CONDENSED BALANCE SHEET
                                  JULY 31, 2006
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                         $   462,929
  Prepaid Expenses                                                          711
                                                                    -----------

         Total Current Assets                                           463,640
                                                                    -----------

Total Assets                                                        $   463,640
                                                                    ===========






                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities                          $    13,835
                                                                    -----------

         Total Current Liabilities                                       13,835
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                      7,050
  Additional Paid-In Capital                                          2,365,441
  Retained Earnings (Deficit)                                        (1,922,686)
                                                                    -----------

         Total Stockholders' Equity                                     449,805
                                                                    -----------

                                                                    $   463,640




The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       Quarter Ended
                                                 --------------------------
                                                          July 31,
                                                 --------------------------
                                                    2006            2005
                                                 -----------    -----------

Net Sales                                        $      --      $      --
                                                 -----------    -----------

Costs and Expenses:
  Selling, General and Administrative Expenses         3,134          4,722
                                                 -----------    -----------
                                                       3,134          4,722
                                                 -----------    -----------

Loss from Operations                                  (3,134)        (4,722)
                                                 -----------    -----------

Other Income:
  Interest Income                                        466            302
  Other                                                 --               15
                                                 -----------    -----------
                                                         466            317
                                                 -----------    -----------

Net Loss                                         $    (2,668)   $    (4,405)
                                                 ===========    ===========

Loss Per Common Share - Basic                    $      (.00)   $      (.00)
                                                 ===========    ===========

Weighted Average Shares Outstanding                7,050,540      7,050,540
                                                 ===========    ===========



The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  Quarter Ended
                                                              ----------------------
                                                                     July 31,
                                                              ----------------------
                                                                2006          2005
                                                              ---------    ---------
Cash Flows from Operating Activities:
  Net Loss                                                    $  (2,668)   $  (4,405)
                                                              ---------    ---------
  Adjustments to Reconcile Net Loss to Net Cash Provided by
    (Used) in Operating Activities:
  Depreciation                                                     --           --
  Changes in Operating Assets and Liabilities:
    Decrease in Miscellaneous Receivable                           --            826
    Decrease in Prepaid Expenses                                   --            599
    (Decrease) in Accounts Payable and Accrued Liabilities        2,750         (338)
                                                              ---------    ---------

         Total Adjustments                                        2,750        1,087
                                                              ---------    ---------

Net Cash Provided by (Used) in Operating Activities                  82       (3,318)
                                                              ---------    ---------

Cash Flows from Investing Activities:
  Proceeds from Receivable from Sale of Real Property              --        213,589
                                                              ---------    ---------

Net Cash Provided by Investing Activities                          --        213,589
                                                              ---------    ---------

Cash Flows from Financing Activities:                              --           --
                                                              ---------    ---------

Increase in Cash and Cash Equivalents                                82      210,271

Cash and Cash Equivalents - Beginning of Period                 462,847      285,071
                                                              ---------    ---------

Cash and Cash Equivalents - End of Period                     $ 462,929    $ 495,342
                                                              =========    =========


Supplemental Cash Flow Information:
  Cash Paid for Interest                                      $    --      $    --
                                                              =========    =========

  Cash Paid for Income Taxes                                  $    --      $    --
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


NOTE 2 - Related Party Transactions

      Included in accounts payable and accrued liabilities is $1,000 owed to an officer of the Company for accounting and administrative services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information contained in this Form 10-QSB and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-KSB for its fiscal year ended April 30, 2006 which includes our audited financial statements for the year ended April 30, 2006 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-QSB. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-QSB are forward-looking statements. These statements may discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) the lack of any current business operations, (b) the possible failure to obtain a suitable business acquisition candidate, and (c) the specific risks of any new business or acquisition. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

Results of Operations

      Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2006 and 2005 and the quarter ended July 31, 2006.

      Selling, general and administrative expenses were $3,134 for the quarter ended July 31, 2006, as compared to $4,722 for the comparable period of the prior year.

      For the quarter ended July 31, 2006, we had a net loss of $2,668 as compared to a net loss of $4,405 for the comparable period of the prior year.

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

Liquidity and capital resources

      In the prior periods discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business. At July 31, 2006, we had working capital of $449,805.

      As at July 31, 2006, we had cash and cash equivalents of approximately $463,000, which represented substantially all of our total assets. We believe we have adequate working capital to fund our operations for at least the next 12 months.

      On July 20, 2005, we closed on the sale of our real property located in Little Marsh, Pennsylvania and realized net proceeds of approximately $214,000. This amount was reported as a receivable at April 30, 2005 because we entered into the contract of sale on April 15, 2005. The payment of this receivable in the first quarter of fiscal 2006 resulted in cash provided by investing activities of approximately $214,000.

      Net cash provided by operating activities amounted to $82 for the quarter ended July 31, 2006 as compared to cash used in operating activities of $3,318 for the quarter ended July 31, 2005. This was primarily attributable to the net loss of approximately $2,668 in the quarter ended July 31, 2006 and a net loss of $4,405 for the quarter ended July 31, 2005.

      Since terminating our wood products business in September 2002, the Company has been unable to find a suitable business opportunity or merger candidate considering the limited cash resources available to the Company and that the Company's Common Stock has a limited and sporadic trading market. Nevertheless, Management is continuing to explore various business opportunities that may be available to it. As of the filing date of this Form 10-QSB, there are no known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Further, at the present time, the Company has no commitments for capital expenditures and does not anticipate same until it establishes a business or acquires an operating business, of which there can be no assurances given.

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


ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

As of the filing date of this Form 10-QSB, we are not a party to any pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

      (a) In the three months ended July 31, 2006, there were no sales of unregistered securities.

      (b)   Rule 463 of the Securities Act is not applicable to the Company.

      (c) In the three months ended July 31, 2006 there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      Not applicable.

ITEM 5. OTHER INFORMATION:

      None.

ITEM 6.  EXHIBITS:

      Except for the exhibits listed below as filed herewith or unless Otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).


3.a.  Our Articles of Incorporation (1)

3.b.  Our By-Laws (2)

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer (3)

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer (3)

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer (3)

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer (3)

----------
      (1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

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

                                         ARBOR ENTECH CORPORATION



Date:  September 13, 2006                By: /s/ Harvey Houtkin
                                             -----------------------------------
                                             Harvey Houtkin,
                                             Chairman of the Board, Chief
                                             Executive Officer


Date:  September 13, 2006                By: /s/ Mark Shefts
                                             -----------------------------------
                                             Mark Shefts,
                                             Chief Financial Officer