Form 10QSB
period 2006-10-31
ARBOR ENTECH CORP
filed 2006-11-30
CIK 710782

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                   FORM 10-QSB
                            -------------------------

 Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act
                                    Of 1934

                 For The Quarterly Period Ended October 31, 2006

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

                                 Yes |X| No |_|

As of October 31, 2006, the registrant had a total of 7,050,540 shares of Common Stock outstanding.

                            ARBOR ENTECH CORPORATION

                          Form 10-QSB Quarterly Report
                                Table Of Contents

                                                                                                       Page

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheet as of October 31, 2006                                               3

             Condensed Statements of Operations for the three Months Ended October 31, 2006               4
               and October 31, 2005

             Condensed Statements of Cash Flows for the three Months Ended October 31, 2006               5
                and October 31, 2005

             Notes to Condensed Financial Statements                                                      6

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations        7

   Item 3.   Controls and Procedures                                                                      9

PART II. OTHER INFORMATION                                                                               10

                          PART I. FINANCIAL INFORMATION


                            ARBOR ENTECH CORPORATION
                             CONDENSED BALANCE SHEET
                                OCTOBER 31, 2006
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                         $   449,219
  Prepaid Expenses                                                          711
                                                                    -----------

         Total Current Assets                                           449,930
                                                                    -----------

Total Assets                                                        $   449,930
                                                                    ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities                          $     4,129
                                                                    -----------

         Total Current Liabilities                                        4,129
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                      7,050
  Additional Paid-In Capital                                          2,365,441
  Retained Earnings (Deficit)                                        (1,926,690)
                                                                    -----------

         Total Stockholders' Equity                                     445,801
                                                                    -----------

                                                                    $   449,930

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended              Six Months Ended
                                                 --------------------------    --------------------------
                                                             October 31,                October 31,
                                                 --------------------------    --------------------------
                                                    2006             2005          2006           2005
                                                 -----------    -----------    -----------    -----------

Net Sales                                        $        --    $        --    $        --    $        --
                                                 -----------    -----------    -----------    -----------

Costs and Expenses:
  Selling, General and Administrative Expenses         4,460         10,719          7,594         15,441
                                                 -----------    -----------    -----------    -----------
                                                       4,460         10,719          7,594         15,441
                                                 -----------    -----------    -----------    -----------

Loss from Operations                                  (4,460)       (10,719)        (7,794)       (15,441)
                                                 -----------    -----------    -----------    -----------

Other Income:
  Interest                                               456            491            922            793
  Other                                                   --             --             --             15
                                                 -----------    -----------    -----------    -----------

                                                         456            491            922            808
                                                 -----------    -----------    -----------    -----------

Net Loss                                         $    (4,004)   $   (10,228)   $    (6,672)   $   (14,633)
                                                 ===========    ===========    ===========    ===========

Loss Per Common Share - Basic                    $      (.00)   $      (.00)   $      (.00)   $      (.00)
                                                 ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding                7,050,540      7,050,540      7,050,540      7,050,540
                                                 ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended
                                                             ----------------------
                                                                   October 31,
                                                             ----------------------
                                                                 2006        2005
                                                             ---------    ---------

Cash Flows from Operating Activities:
  Net Loss                                                   $  (6,672)   $ (14,633)
                                                             ---------    ---------
  Adjustments to Reconcile Net Loss to Net Cash
    (Used) in Operating Activities:
  Depreciation                                                      --           --
  Decrease in Deferred Tax Assets                                   --       81,762
  Decrease in Deferred Tax Liabilities                              --      (81,762)
  Changes in Operating Assets and Liabilities:
    Decrease in Miscellaneous Receivable                            --          826
    Decrease in Prepaid Expenses                                    --        1,531
    (Decrease) in Accounts Payable and Accrued Liabilities      (6,956)      (1,887)
                                                             ---------    ---------

            Total Adjustments                                   (6,956)         470
                                                             ---------    ---------

Net Cash (Used) in Operating Activities                        (13,628)     (14,163)
                                                             ---------    ---------

Cash Flows from Investing Activities:
  Proceeds from Receivable from Sale of Real Property               --      213,589
                                                             ---------    ---------

Net Cash Provided by Investing Activities                           --      213,589
                                                             ---------    ---------

Cash Flows from Financing Activities:                               --           --
                                                             ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents               (13,628)     199,426

Cash and Cash Equivalents - Beginning of Period                462,847      285,071
                                                             ---------    ---------

Cash and Cash Equivalents - End of Period                    $ 449,219    $ 484,497
                                                             =========    =========


Supplemental Cash Flow Information:
  Cash Paid for Interest                                     $      --    $      --
                                                             =========    =========

  Cash Paid for Income Taxes                                 $      --    $      --
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

Results of Operations

      Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2006 and 2005 and the quarter ended and six months ended October 31, 2006.

      Selling, general and administrative expenses were $4,460 for the quarter ended October 31, 2006, as compared to $10,719 for the comparable period of the prior year. Selling, general and administration expenses were $7,594 for the six months ended October 31, 2006, as compared to $15,441 for the comparable period of the prior year.

      For the quarter ended October 31, 2006, we had a net loss of $4,004 as compared to a net loss of $10,228 for the comparable period of the prior year. For the six months ended October 31, 2006, we had a net loss of $6,672 as compared to $14,633 for the comparable period of the prior year.

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

Liquidity and capital resources

      In the prior periods discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business. At October 31, 2006, we had working capital of $445,801.

      As at October 31, 2006, we had cash and cash equivalents of $449,219, which represented substantially all of our total assets. We believe we have adequate working capital to search for business opportunities for at least the next 12 months.

      On July 20, 2005, we closed on the sale of our real property located in Little Marsh, Pennsylvania and realized net proceeds of approximately $214,000. This amount was reported as a receivable at April 30, 2005 because we entered into the contract of sale on April 15, 2005. The payment of this receivable in the first quarter of fiscal 2006 resulted in cash provided by investing activities of approximately $214,000 for the six months ended October 31, 2005.

      Net cash was used in operating activities for the six months ended October 31, 2006 and October 31, 2005 of 13,628 and $14,163, respectively.

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

ITEM 2.     CHANGES IN SECURITIES.

(a) In the three months ended October 31, 2006, there were no sales of unregistered securities.

(b)   Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended October 31, 2006 there were no repurchases by the Company of its Common Stock.

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

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer (3)

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer (3)

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer (3)

      32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer (3)

_______________________________
            (1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

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


                                        ARBOR ENTECH CORPORATION


Date: November 30 2006                  By: /s/ Harvey Houtkin
                                            ------------------------------------
                                            Harvey Houtkin,
                                            Chairman of the Board,
                                            Chief Executive Officer


Date: November 30, 2006                 By: /s/ Mark Shefts
                                            ------------------------------------
                                            Mark Shefts,
                                            Chief Financial Officer