Form 10QSB
period 2007-01-31
ARBOR ENTECH CORP
filed 2007-03-19
CIK 710782

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act
                                     Of 1934

                 For The Quarterly Period Ended January 31, 2007

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

                                   ----------

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

                                 Yes |X| No |_|

As of March 12, 2007, the registrant had a total of 7,050,540 shares of Common Stock outstanding.

                            ARBOR ENTECH CORPORATION

                          Form 10-QSB Quarterly Report

                                Table Of Contents

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Condensed Balance Sheet as of January 31, 2007                    3

            Condensed Statements of Operations for the three and nine
              Months Ended January 31, 2007 and January 31, 2006              4

            Condensed Statements of Cash Flows for the nine Months Ended
              January 31, 2007 and January 31, 2006                           5

            Notes to Condensed Financial Statements                           6

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       7

  Item 3.   Controls and Procedures                                           9

PART II. OTHER INFORMATION                                                    9

                          PART I. FINANCIAL INFORMATION

                            ARBOR ENTECH CORPORATION
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2007
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                         $   443,415
  Prepaid Expenses                                                          711
                                                                    -----------
    Total Current Assets                                                444,126
                                                                    -----------
Total Assets                                                        $   444,126
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities                          $     2,825
                                                                    -----------
    Total Current Liabilities                                             2,825
                                                                    -----------
Commitments and Contingencies
Stockholders' Equity:
  Common Stock, $.001 Par Value; Authorized
    10,000,000 Shares; Issued and Outstanding
    7,050,540 Shares                                                      7,050
  Additional Paid-In Capital                                          2,365,441
  Retained Earnings (Deficit)                                        (1,931,190)
                                                                    -----------
    Total Stockholders' Equity                                          441,301
                                                                    -----------
                                                                    $   444,126
                                                                    ===========

The accompanying notes are an integral part of the financial statements

                            ARBOR ENTECH CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                   Three Months Ended         Nine Months Ended
                                       January 31,               January 31,
                                ------------------------   -----------------------
                                    2007         2006         2007         2006
                                -----------   ----------   ----------   ----------
Net Sales                       $        --   $       --   $       --   $       --
                                -----------   ----------   ----------   ----------
Costs and Expenses:
  Selling, General and
    Administrative Expenses           4,948        3,411       12,542       18,852
                                -----------   ----------   ----------   ----------
                                      4,948        3,411       12,542       18,852
                                -----------   ----------   ----------   ----------
Loss from Operations                 (4,948)      (3,411)     (12,542)     (18,852)
                                -----------   ----------   ----------   ----------
Other Income:
  Interest                              448          480        1,370        1,273
  Other                                  --           --           --           15
                                        448          480        1,370        1,288
                                -----------   ----------   ----------   ----------
Net Loss                        $    (4,500)  $   (2,931)  $  (11,172)  $  (17,564)
                                ===========   ==========   ==========   ==========
Loss Per Common Share - Basic   $      (.00)  $     (.00)  $     (.00)  $     (.00)
                                ===========   ==========   ==========   ==========
Weighted Average Shares
  Outstanding                     7,050,540    7,050,540    7,050,540    7,050,540
                                ===========   ==========   ==========   ==========

The accompanying notes are an integral part of the financial statements.

                            ARBOR ENTECH CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended
                                                                  January 31,
                                                             ---------------------
                                                                2007        2006
                                                             ---------   ---------
Cash Flows from Operating Activities:
  Net Loss                                                   $ (11,172)  $ (17,564)
                                                             ---------   ---------
  Adjustments to Reconcile Net Loss to Net Cash (Used) by
    Operating Activities:
  Decrease in Deferred Tax Assets                                   --      81,762
  Decrease in Deferred Tax Liabilities                              --     (81,762)
  Changes in Operating Assets and Liabilities:
    Decrease in Miscellaneous Receivable                            --         826
    Decrease in Prepaid Expenses                                    --       1,531
    (Decrease) in Accounts Payable and Accrued Liabilities      (8,260)    (12,382)
                                                             ---------   ---------
               Total Adjustments                                (8,260)    (10,025)
                                                             ---------   ---------
Net Cash (Used) by Operating Activities                        (19,432)    (27,589)
                                                             ---------   ---------
Cash Flows from Investing Activities:
  Proceeds from Receivable from Sale of Real Property               --     213,589
                                                             ---------   ---------
Net Cash Provided by Investing Activities                           --     213,589
                                                             ---------   ---------
Cash Flows from Financing Activities:                               --          --
                                                             ---------   ---------
Increase (Decrease) in Cash and Cash Equivalents               (19,432)    186,000
Cash and Cash Equivalents - Beginning of Period                462,847     285,071
                                                             ---------   ---------
Cash and Cash Equivalents - End of Period                    $ 443,415   $ 471,071
                                                             =========   =========
Supplemental Cash Flow Information:
  Cash Paid for Interest                                     $      --   $      --
                                                             =========   =========
  Cash Paid for Income Taxes                                 $      --   $      --
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

Results of Operations

      Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2006 and 2005 and the quarter ended and nine months ended January 31, 2007.

      Selling, general and administrative expenses were $4,948 for the quarter ended January 31, 2007, as compared to $3,411 for the comparable period of the prior year. Selling, general and administration expenses were $12,542 for the nine months ended January 31, 2007, as compared to $18,852 for the comparable period of the prior year.

      For the quarter ended January 31, 2007, we had a net loss of $4,500 as compared to a net loss of $2,931 for the comparable period of the prior year. For the nine months ended January 31, 2007, we had a net loss of $11,172 as compared to $17,564 for the comparable period of the prior year.

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

Liquidity and capital resources

      In the prior periods discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business. At January 31, 2007, we had working capital of $441,301.

      As at January 31, 2007, we had cash and cash equivalents of $443,415, which represented substantially all of our total assets. We believe we have adequate working capital to search for business opportunities for at least the next 12 months.

      On July 20, 2005, we closed on the sale of our real property located in Little Marsh, Pennsylvania and realized net proceeds of approximately $214,000. This amount was reported as a receivable at April 30, 2005 because we entered into the contract of sale on April 15, 2005. The payment of this receivable in the first quarter of fiscal 2006 resulted in cash provided by investing activities of approximately $214,000 for the nine months ended January 31, 2006.

      Net cash was used in operating activities for the nine months ended January 31, 2007 and January 31, 2006 of $19,432 and $27,589, respectively.

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

ITEM 2. CHANGES IN SECURITIES.

(a) In the three months ended January 31, 2007, there were no sales of unregistered securities.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended January 31, 2007, there were no repurchases by the Company of its Common Stock.

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

                                        ARBOR ENTECH CORPORATION

Date: March 15, 2007                    By: /s/ Harvey Houtkin
                                            ------------------------------------
                                            Harvey Houtkin,
                                            Chairman of the Board, Chief
                                            Executive Officer


Date: March 15, 2007                    By: /s/ Mark Shefts
                                            ------------------------------------
                                            Mark Shefts,
                                            Chief Financial Officer