Form 10KSB
period 2007-04-30
ARBOR ENTECH CORP
filed 2007-06-13
CIK 710782

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☒   NO ☐

State issuer’s revenues for its most recent fiscal year.  $-0-.

As of May 31, 2007, the number of shares of voting stock held by non-affiliates was approximately 55,000. No market value is being provided of stock held by non-affiliated parties due to the limited market for our common stock. See “Item 5.”

The number of shares outstanding of each of the issuer’s classes of common equity as of May 31, 2007: 7,050,540.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

ARBOR ENTECH CORPORATION
Form 10-KSB
April 30, 2006

PART I

Item 1.  Description of Business

Overview

We, Arbor EnTech Corporation (also referred to as the “Company”), are a Delaware corporation organized in 1980 under the name Arbor Energy Corporation.  Our name change was effected in 1984.

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

We owned 102 acres of property in Little Marsh, Pennsylvania.  There was a wood packaging facility located on the property.  The facility consisted of an enclosed structure of 17,000 square feet, with a 7,000 foot outdoor overhang and another 10,000 foot outdoor overhang.  Approximately 12 acres of the property were devoted to our work area and the remaining 90 acres are forest land.  The real property was mortgaged to Mark Shefts, our Secretary/Treasurer and one of our directors, to secure a credit line of $100,000 provided by Mr. Shefts.   We closed on the sale of the property to an unaffiliated party on July 20, 2005 pursuant to a contract entered into in April 2005.

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

The Company may use independent consultants (who may agree to receive stock of the Company in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to Management in any investment decision. The Company has not engaged any independent consultants as of May 31, 2007.

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

Item 3.  Legal Proceedings

We are not presently a party to any known litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2007.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)                                  Marketing Information — The principal U.S. market in which our common stock, all of which are of one class, is traded or may trade is in the over-the-counter market.  The stock is quoted on the Electronic Bulletin Board of the OTC market, under the symbol “ARBE.OB.”  Our stock is not traded or quoted on any automated quotation system. No market information is being supplied herein because quotations for and transactions in our common stock are sporadic and in view of the infrequent trading in our common stock, they would not be meaningful.

Broker-Dealer Sales of Company’s Registered Securities.

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

The SEC has adopted seven rules (“Rules”) under the Securities Exchange Act of 1934 requiring broker/dealers engaging in certain recommended transactions with their customers in specified equity securities falling within the definition of "penny stock" (generally non-NASDAQ securities priced below $5 per share) to provide to those customers certain specified information. Unless the transaction is exempt under the Rules, broker/dealers effecting customer transactions in such defined penny stocks are required to provide their customers with: (1) a risk disclosure document; (2) disclosure of current bid and ask quotations, if any; (3) disclosure of the compensation of the broker/dealers and its salesperson in the transaction; and (4) monthly account statements showing the market value of each penny stock held in the customer's account. These SEC Rules were adopted in April, 1992 pursuant to the requirements of the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (“Penny Stock Act”).

As a result of the aforesaid rules regulating penny stocks, the market liquidity for the Company’s securities, if any, may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities in the secondary market.

(b)                                 Holders — There were approximately 170 holders of record of our common stock as of May 31, 2007, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of May 31, 2007 was 7,050,540 shares.

(c)                                  Dividends — A cash dividend of $.15 per share was declared in April 2004 and paid on May 1, 2004 to all stockholders of record as of March 22, 2004.  No other dividends were declared on our stock in the last three fiscal years and we do not anticipate paying dividends on our common stock in the foreseeable future.

During the fiscal year ended April 30, 2007, we did not issue any shares of our Common Stock.

We did not repurchase any of our securities during the fiscal year ended April 30, 2007.

We have no outstanding options, warrants or other rights under any equity compensation plans as of April 30, 2007.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

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

Fiscal year ended April 30, 2007 compared to the fiscal year ended April 30, 2006

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2007 and 2006.

Selling, general and administrative expenses were $23,172 for the fiscal year ended April 30, 2007, a decrease of $ 10,606 or approximately 31% over selling, general and administrative expenses of $33,778 for the fiscal year ended April 30, 2006.

For 2007, we had a net loss of $19,604 as compared to a net loss of $32,035 for the comparable period of the prior year.

Liquidity and capital resources

As at April 30, 2007 and 2006, we had cash and cash equivalents of approximately $440,000 and $463,000, which represented substantially all of our total assets. We believe we have adequate working capital to fund our search for a business opportunity for at least the next 12 months.

Net cash used in operating activities amounted to approximately $(22,500) for the fiscal year ended April 30, 2007 as compared to approximately $(36,000) in fiscal 2006.  This was primarily attributable to our net losses for each respective year. On July 20, 2005, we closed on the sale of our real property located in Little Marsh, Pennsylvania and realized net proceeds of approximately $214,000.  This amount was reported as a receivable at April 30, 2005 because we entered into the contract of sale on April 15, 2005. The payment of this receivable in 2006 resulted in cash provided by investing activities of $214,000.

Since terminating our wood products business in September 2002, the Company has been unable to find a suitable business opportunity or merger candidate considering the limited cash resources available to the Company and that the Company’s Common Stock has a limited and sporadic trading market. Nevertheless, Management is continuing to explore various business opportunities that may be available to it. As of the filing date of this Form 10-KSB, there are no known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. Further, at the present time, the Company has no commitments for capital expenditures and does not anticipate same until it establishes a business or acquires an operating business, of which there can be no assurances given.

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

Item 7.  Financial Statements.

The Financial Statements required by Item 7 follow this page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Arbor EnTech Corporation

We have audited the accompanying balance sheet of Arbor EnTech Corporation as of April 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2007, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
May 29, 2007

ARBOR ENTECH CORPORATION
BALANCE SHEET
APRIL 30, 2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$440,272
Other Current Assets	1,642

Total Current Assets	441,914

Total Assets	$441,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$9,045

Total Current Liabilities	9,045

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,365,441
Retained Earnings (Deficit)	(1,939,622)

Total Stockholders’ Equity	432,869

Total Liabilities and Stockholders’ Equity	$441,914

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION
STATEMENT OF OPERATIONS

	Years Ended
	April 30,
	2007	2006

Net Sales	$-		$-

Costs and Expenses:
Selling, General and Administrative Expenses	23,172		33,778
	23,172		33,778
Loss from Operations	(23,172)		(33,778)

Other Income:
Interest Income	2,378		1,728
Other	1,190		15
	3,568		1,743

Net Loss	$(19,604)	$	(32,035)

Loss Per Common Share - Basic	$(.00)	$	( .00)

Weighted Average Shares Outstanding	7,050,540		7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED APRIL 30, 2006 AND 2007

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance - April 30, 2005	7,050,540	$7,050	$2,365,441	$(1,887,983)	$484,508

Net Loss	-	-	-	(32,035)	(32,035)

Balance - April 30, 2006	7,050,540	7,050	2,365,441	(1,920,018)	452,473

Net Loss	-	-	-	(19,604)	(19,604)

Balance - April 30, 2007	7,050,540	$7,050	$2,365,441	$(1,939,622)	$432,869

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION
STATEMENT OF CASH FLOWS

	Years Ended
	April 30,
	2007	2006

Cash Flows from Operating Activities:
Net Loss	$(19,604)	$(32,035)
Adjustments to Reconcile Net Loss
to Net Cash (Used) in Operating Activities:
Decrease in Deferred Tax Assets	-	81,762
(Decrease) in Deferred Tax Liabilities	-	(81,762)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Other Current Assets	(931)	2,357
(Decrease) in Accounts Payable and Accrued Liabilities	(2,040)	(6,135)

Total Adjustments	(2,971)	(3,778)

Net Cash (Used) in Operating Activities	(22,575)	(35,813)

Cash Flows from Investing Activities:
Proceeds from Receivable from Sale of Real Property	-	213,589

Net Cash Provided by Investing Activities	-	213,589

Cash Flows from Financing Activities:	-	-

Increase (Decrease) in Cash and Cash Equivalents	(22,575)	177,776

Cash and Cash Equivalents - Beginning of Year	462,847	285,071

Cash and Cash Equivalents - End of Year	$440,272	$462,847

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

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

NOTE 3 - Income Taxes

For income tax purposes, the Company had available net operating loss carryforwards (“NOL”) at April 30, 2007 of approximately $246,000 expiring in various years from 2023 through 2027 to reduce future federal taxable income, if any.

The tax effects of significant items comprising deferred income taxes are as follows:

	April 30,
	2007		2006
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Net Operating Loss Carryforwards	$88,000	$-	$80,000	$-
	88,000	-	80,000	-
Less: Valuation Allowance	88,000	-	80,000	-

	$-	$-	$-	$-

ARBOR ENTECH CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Related Party Transactions

The Company incurred $6,000 in accounting and administration fees to a company owned by an officer of the Company during the year ended April 30, 2006.

The Company incurred $4,000 in accounting and administration fees to a company owned by an officer of the Company during the year ended April 30, 2007.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure.

Item 8A.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended April 30, 2007. There have been no changes in the Company’s disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Harvey Houtkin	58	Chairman of the Board, Chief Executive Officer, President

Wanda Shefts	49	Executive Vice President, Director

Mark Shefts	49	Secretary/Treasurer, Director

Sherry Houtkin	56	Director

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

Sherry Houtkin has been one of our directors since February 1994. She has not been affiliated or employed by any other company in the last five years.

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

Item 10.  Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended April 30, 2007 (1) each person who served as the principal executive officer of the Company during fiscal year 2007; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of April 30, 2007 with compensation during fiscal year 2007 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of April 30, 2007.

					Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)		Total ($)
Harvey Houtkin Chief Executive Officer	2007	$—	—	—	$—	—	—	$—		$—

Mark Shefts Chief Financial Officer	2007	$—	—	—	$—	—	—	$4,000	(4)	$4,000

(1)
Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-KSB.

(2)
 Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)
Represents fees for administrative, accounting and bookkeeping services, which is the sole compensation paid to any executive officer in fiscal 2007. These fees were paid to an affiliate of Mr. Shefts.

Directors do not receive any compensation for serving as such or for attending meetings of the Board.  They may be reimbursed their accountable expenses for attending meetings.

We do not have any employment agreements or stock option or bonus plans with any of its executive officers and we do not have any employees. The only compensation paid to any executive officer is a fee of approximately $1,000 per quarter paid to an affiliated entity owned by Mr. Shefts for administrative, accounting and bookkeeping services.

 Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of April 30, 2007.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Harvey Houtkin	—	—	—	—	—	—	—	—	—

Mark Shefts	—	—	—	—	—	—	—	—	—

We have no outstanding options.

DIRECTOR COMPENSATION

Stock Options

Stock options and equity compensation awards to our directors are at the discretion of the Board. During the past three years, no options or equity awards have been made to our directors.

Cash Compensation

No cash compensation is paid to our directors for attending Board meetings.

Director Compensation

The following table shows the overall compensation earned for the 2007 fiscal year with respect to each director as of April 30, 2007.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Harvey Houtkin, Director	—	—	—	—	—	—	—
Mark Shefts, Director	—	—	—	—	—	—	—
Wanda Shefts, Director	—	—	—	—	—	—	—
Sherry Houtkin, Director	—	—	—	—	—	—	—

(1)
Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this prospectus.

(2)	Excludes awards or earnings reported in preceding columns.

(3)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of May 31, 2007, with respect to

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

(1)                                  Based upon 7,050,540 shares of common stock issued and outstanding as of May 31, 2007.

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

Item 12.  Certain Relationships and Related Transactions.

During the fiscal years ended April 30, 2007 and 2006, Mr. Shefts and his affiliates provided bookkeeping, accounting and administrative services to us for which we paid him or his affiliates $4,000, and $6,000, respectively.  In addition, upon the sale of our real estate in July 2005, the credit facility of $100,000 that we had with Mr. Shefts was terminated.

Item 13.  Exhibits.

3.a.	Our Articles of Incorporation (1)

3.b.	Our By-Laws (2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (3)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer (3)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (3)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer (3)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

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

Item 14.  Principal Accountant Fees And Services.

Wolinetz, Lafazan & Company, P.C. (“WL”), Certified Public Accountants, is the independent registered public accounting firm that audited our financial statements for the fiscal years ended April 30, 2007 and 2006. WL has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

WL billed $8,500 and $10,000 for its audit of our financial statements for the fiscal years ended April 30, 2007 and 2006 and its review of the financial statements included in our filing of our quarterly reports on form 10-QSB during these fiscal years.

Audit-Related Fees

WL was not paid any additional fees for the fiscal years ended April 30, 2007 and 2006 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

WL billed $1,000 for each of the fiscal years ended April 30, 2007 and 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

WL was paid no other fees for professional services during the fiscal years ended April 30, 2007 and 2006.

Audit Committee Pre-Approval Policies

The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by WL. All the services performed by WL that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on WL’s engagement to audit our financial statements for the fiscal years ended April 30, 2007 and 2006 were attributed to work performed by persons other than WL’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR ENTECH CORPORATION

By:	s/ Harvey Houtkin
Harvey Houtkin, Chairman of the Board, Chief Executive Officer, President

Dated: June 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

s/ Harvey Houtkin Harvey Houtkin	President and a Director	June 13, 2007

s/ Mark Shefts Mark Shefts	Secretary/Treasurer, Principal Financial And Accounting Officer And Director	June 13, 2007

s/ Wanda Shefts Wanda Shefts	Exec. V. Pres., Director	June 13, 2007

s/ Sherry Houtkin	Director	June 13, 2007
Sherry Houtkin

SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

NOT APPLICABLE.