Form 10QSB
period 2007-07-31
ARBOR ENTECH CORP
filed 2007-09-12
CIK 710782

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended July 31, 2007

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

Yes ☒ No ☐

As of July 31, 2007, the registrant had a total of 7,050,540 shares of Common Stock outstanding.

ARBOR ENTECH CORPORATION

Form 10-QSB Quarterly Report

PART I. FINANCIAL INFORMATION

ARBOR ENTECH CORPORATION
CONDENSED BALANCE SHEET
JULY 31, 2007 (Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$438,685
Other Current Assets	452

Total Current Assets	439,137

Total Assets	$439,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:	$-

Total Current Liabilities	-

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,365,441
Retained Earnings (Deficit)	(1,933,354)

Total Stockholders’ Equity	439,137

Total Liabilities and Stockholders’ Equity	$439,137

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended July 31,
	2007	2006
Net Sales	$-		$-

Costs and Expenses:
Selling, General and Administrative Expenses	1,728		3,134
	1,728		3,134
Loss from Operations	(1,728)		(3,134)

Other Income:
Interest Income	7,996		466
	7,996		466

Net Income (Loss)	$6,268	$	(2,668)

Loss Per Common Share - Basic	$.00	$	( .00)

Weighted Average Shares Outstanding	7,050,540		7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended July 31,
	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$6,268	$	(2,668)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used) in Operating Activities:
Changes in Operating Assets and Liabilities:
Decrease in Other Current Assets	1,190		-
Increase (Decrease) in Accounts Payable and
Accrued Liabilities	(9,045)		2,750

Total Adjustments	(7,855)		2,750

Net Cash Provided by (Used) in Operating Activities	(1,587)		82

Cash Flows from Investing Activities:	-		-

Cash Flows from Financing Activities:	-		-
Increase (Decrease) in Cash and Cash Equivalents	(1,587)		82

Cash and Cash Equivalents - Beginning of Period	440,272		462,847

Cash and Cash Equivalents - End of Period	$438,685		$462,929

Supplemental Cash Flow Information:
Cash Paid for Interest	$-		$-

Cash Paid for Income Taxes	$-		$-

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information contained in this Form 10-QSB and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-KSB for its fiscal year ended April 30, 2007 which includes our audited financial statements for the year ended April 30, 2007 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

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

Results of Operations

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2007 and 2006 and the quarter ended July 31, 2007.

Selling, general and administrative expenses were $1,728 for the quarter ended July 31, 2007, as compared to $3,134 for the comparable period of the prior year.

For the quarter ended July 31, 2007, we had a net income of $6,268 as compared to a net loss of $2,668 for the comparable period of the prior year. For the quarter ended July 31, 2007, interest income increased to $7,996 versus $466 for the comparable period of the prior year.

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

Liquidity and capital resources

In the prior periods discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business. At July 31, 2007, we had working capital of $439,137.

As at July 31, 2007, we had cash and cash equivalents of approximately $438,685, which represented substantially all of our total assets. We believe we have adequate working capital to fund our operations for at least the next 12 months.

Net cash provided by operating activities amounted to $82 for the quarter ended July 31, 2006 as compared to cash used in operating activities of $1,587 for the quarter ended July 31, 2007.  This decrease in cash in 2007 was primarily attributable to the payment of accrued liabilities of $9,045 partially offset by net income of $6,268 for the quarter ended July 31, 2007.

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

ITEM 2.  CHANGES IN SECURITIES.

(a) In the three months ended July 31, 2007, there were no sales of unregistered securities.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended July 31, 2007 there were no repurchases by the Company of its Common Stock.

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

ARBOR ENTECH CORPORATION

Date: September 12, 2007	By:	/s/ Harvey Houtkin
Harvey Houtkin,
Chairman of the Board, Chief Executive Officer

Date: September 12, 2007	By:	/s/ Mark Shefts
Mark Shefts,
Chief Financial Officer