Form 10QSB
period 2007-10-31
ARBOR ENTECH CORP
filed 2007-12-07
CIK 710782

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended October 31, 2007

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

Yes ☒ No ☐

As of October 31, 2007, the registrant had a total of 7,050,540 shares of Common Stock outstanding.

ARBOR ENTECH CORPORATION

Form 10-QSB Quarterly Report

PART I. FINANCIAL INFORMATION

ARBOR ENTECH CORPORATION
CONDENSED BALANCE SHEET
OCTOBER 31, 2007
(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$441,592

Total Current Assets	441,592

Total Assets	$441,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,000

Total Current Liabilities	1,000

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding
7,050,540 Shares	7,050
Additional Paid-In Capital	2,365,441
Retained Earnings (Deficit)	(1,931,899)

Total Stockholders’ Equity	440,592

$441,592

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Net Sales	$-	$-	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	3,880	4,460	5,608	7,594
	3,880	4,460	5,608	7,594

Loss from Operations	(3,880)	(4,460)	(5,608)	(7,794)

Other Income:
Interest	5,335	456	13,331	922
	5,335	456	13,331	922

Net Income (Loss)	$1,455	$(4,004)	$7,723	$(6,672)

Income (Loss) Per Common Share - Basic	$.00	$(.00)	$.00	$(.00)

Weighted Average Shares Outstanding	7,050,540	7,050,540	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31,
	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$7,723	$(6,672)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) in Operating Activities:
Changes in Operating Assets and Liabilities:
Decrease in Other Current Assets	1,642	-
(Decrease) in Accounts Payable and Accrued Liabilities	(8,045)	(6,956)

Total Adjustments	(6,403)	(6,956)

Net Cash Provided (Used) in Operating Activities	1,320	(13,628)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-
Increase (Decrease) in Cash and Cash Equivalents	1,320	(13,628)

Cash and Cash Equivalents - Beginning of Period	440,272	462,847

Cash and Cash Equivalents - End of Period	$441,592	$449,219

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

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

Results of Operations

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2007 and 2006 and the six months ended October 31, 2007. Selling, general and administrative expenses were $3,880 for the quarter ended October 31, 2007, as compared to $4,460 for the comparable period of the prior year. Selling, general and administrative expenses were $5,608 for the six months ended October 31, 2007, as compared to $7,594 for the comparable period of the prior year.

For the quarter ended October 31, 2007, we had a net income of $1,455 as compared to a net loss of $4,004 for the comparable period of the prior year. For the quarter ended October 31, 2007, interest income increased to $5,335 versus $456 for the comparable period of the prior year. For the six months ended October 31, 2007, we had a net income of $7,723 as compared to a net loss of $6,672 for the comparable period of the prior year. For the six months ended October 31, 2007, interest income increased to $13,331 versus $922 for the comparable period of the prior year. The increase in interest income is attributable to higher interest rates.

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

Liquidity and Capital Resources

In the prior periods discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business. At October 31, 2007, we had working capital of $440,592.

As at October 31, 2007, we had cash and cash equivalents of $441,592, which represented all of our total assets. We believe we have adequate working capital to fund our operations for at least the next 12 months.

Net cash provided by operating activities amounted to $1,320 for the six months ended October 31, 2007 as compared to cash used in operating activities of $13,628 for the six months ended October 31, 2006.  The decrease in cash in 2007 was primarily attributable to the payment of accrued liabilities of $8,045 partially offset by net income of $7,723 for the six months ended October 31, 2007. The decrease in cash in 2006 was attributable to the payment of accrued liabilities of $6,956 and a net loss of $6,672.

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

ITEM 2.  CHANGES IN SECURITIES.

(a) In the three months ended October 31, 2007, there were no sales of unregistered securities.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended October 31, 2007 there were no repurchases by the Company of its Common Stock.

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

ARBOR ENTECH CORPORATION

Date: December 5, 2007	By:	/s/ Harvey Houtkin
Harvey Houtkin,
Chairman of the Board, Chief Executive Officer

Date: December 5, 2007	By:	/s/ Mark Shefts
Mark Shefts,
Chief Financial Officer