Form 10QSB
period 2008-01-31
ARBOR ENTECH CORP
filed 2008-03-05
CIK 710782

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-QSB
_________________________

Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period Ended January 31, 2008

Commission File Number: 000-30432

ARBOR ENTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2335094
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

PO Box 656
Tuxedo Park, NY 10987
(Address of principal executive offices)

(201) 782-9237
(Registrant’s telephone number)

Not Applicable
(Former name, address and fiscal year, if changed since last report)
_________________________

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

Yes ☒ No ☐

As of January 31, 2008, the registrant had a total of 7,050,540 shares of Common Stock outstanding.

ARBOR ENTECH CORPORATION

Form 10-QSB Quarterly Report
Table Of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheet as of January 31, 2008	3

	Condensed Statements of Operations for the three Months and nine Months Ended January 31, 2008 and January 31, 2007	4

	Condensed Statements of Cash Flows for the nine Months Ended January 31, 2008 and January 31, 2007	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submissions of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

PART I. FINANCIAL INFORMATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEET
JANUARY 31, 2008
(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$441,306

Total Current Assets	441,306

Total Assets	$441,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,000

Total Current Liabilities	1,000

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding
7,050,540 Shares	7,050
Additional Paid-In Capital	2,365,441
Retained Earnings (Deficit)	(1,932,185)

Total Stockholders’ Equity	440,306

$441,306

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Net Sales	$-	$-	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	4,993	4,948	10,601	12,542
	4,993	4,948	10,601	12,542

Loss from Operations	(4,993)	(4,948)	(10,601)	(12,542)

Other Income:
Interest	4,707	448	18,038	1,370
	4,707	448	18,038	1,370

Net Income (Loss)	$(286)	$(4,500)	$7,437	$(11,172)

Income (Loss) Per Common Share - Basic	$(.00)	$(.00)	$.00	$(.00)

Weighted Average Shares Outstanding	7,050,540	7,050,540	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31,
	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$7,437	$(11,172)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided (Used) by Operating Activities:
Changes in Operating Assets and Liabilities:
Decrease in Miscellaneous Receivable	1,642	-
(Decrease) in Accounts Payable and Accrued Liabilities	(8,045)	(8,260)

Total Adjustments	(6,403)	(8,260)
Net Cash Provided (Used) by Operating Activities	1,034	(19,432)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Increase (Decrease) in Cash and Cash Equivalents	1,034	(19,432)
Cash and Cash Equivalents - Beginning of Period	440,272	462,847

Cash and Cash Equivalents - End of Period	$441,306	$443,415

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

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

Forward-Looking Statements

The information contained in this Form 10-QSB and documents incorporated herein by reference are intended to update the information contained in the Company’s Form 10-KSB for its fiscal year ended April 30, 2007 which includes our audited financial statements for the year ended April 30, 2007 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-QSB. Certain statements contained in Management’s Discussion and Analysis, particularly in “Liquidity and Capital Resources,” and elsewhere in this Form 10-QSB are forward-looking statements. These statements may discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) the lack of any current business operations, (b) the possible failure to obtain a suitable business acquisition candidate, and (c) the specific risks of any new business or acquisition. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

Results of Operations

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2007 and 2006 and the nine months ended January 31, 2008. Selling, general and administrative expenses were $4,993 for the quarter ended January 31, 2008, as compared to $4,948 for the comparable period of the prior year. Selling, general and administrative expenses were $10,601 for the nine months ended January 31, 2008, as compared to $12,542 for the comparable period of the prior year.

For the quarter ended January 31, 2008, we had a net loss of $286 as compared to a net loss of $4,500 for the comparable period of the prior year. For the quarter ended January 31, 2008, interest income increased to $4,707 versus $448 for the comparable period of the prior year. For the nine months ended January 31, 2008, we had a net income of $7,437 as compared to a net loss of $11,172 for the comparable period of the prior year. For the nine months ended January 31, 2008, interest income increased to $18,038 versus $1,370 for the comparable period of the prior year. The increase in interest income is attributable to higher interest rates.

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

Liquidity and Capital Resources

In the prior periods discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business. At January 31, 2008, we had working capital of $440,306.

As at January 31, 2008, we had cash and cash equivalents of $441,306, which represented all of our total assets. We believe we have adequate working capital to fund our operations for at least the next 12 months.

Net cash provided by operating activities amounted to $1,034 for the nine months ended January 31, 2008 as compared to cash used in operating activities of $19,432 for the nine months ended January 31, 2007.  The increase in cash for the nine months ended January 31, 2008 was primarily attributable to the net income of $7,437 partially offset by the payment of accrued liabilities of $8,260. The decrease in cash for the nine months ended January 31, 2007, was attributable to our net loss of $11,172 and the payment of accrued liabilities of $8,260.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company’s disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS:

As of the filing date of this Form 10-QSB, we are not a party to any pending legal proceedings.

ITEM 2.	CHANGES IN SECURITIES.

(a) In the three months ended January 31, 2008, there were no sales of unregistered securities.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended January 31, 2008 there were no repurchases by the Company of its Common Stock.

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
_______________________
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

ARBOR ENTECH CORPORATION

Date: March 5, 2008	By:	/s/ Harvey Houtkin
Harvey Houtkin,
Chairman of the Board, Chief Executive Officer

Date: March 5, 2008	By:	/s/ Mark Shefts
Mark Shefts,
Chief Financial Officer