Form 10KSB
period 2008-04-30
ARBOR ENTECH CORP
filed 2008-08-12
CIK 710782

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2008

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

As of July 21, 2008, the number of shares of voting stock held by non-affiliates was approximately 55,000. No market value is being provided of stock held by non-affiliated parties due to the limited market for our common stock. See “Item 5.”

The number of shares outstanding of each of the issuer’s classes of common equity as of July 21, 2008: 7,050,540.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

ARBOR ENTECH CORPORATION
Form 10-KSB
April 30, 2008

ii

 Explanatory Note

This Form 10-KSB was filed on extension due to the death of the Registrant’s Chief Executive Officer, Harvey Houtkin, in July 2008. This Form 10-KSB reflects a vacancy on the Board due to Mr. Houtkin’s death and the appointment of Mark Shefts as acting Chief Executive Officer since August 7, 2008.

PART I

Item 1.  Description of Business

History

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

At present, we are seeking other business opportunities, but there can be no assurance that such opportunities will be identified, engaged in, or result in any profits.

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

Current Business Strategy

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

The Company may use independent consultants (who may agree to receive stock of the Company in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to Management in any investment decision. The Company has not engaged any independent consultants as of July 21, 2008.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2008.

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

(b)                                 Holders — There were approximately 170 holders of record of our common stock as of July 21, 2008, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of July 21, 2008 was 7,050,540 shares.

(c)                                  Dividends — A cash dividend of $.15 per share was declared in April 2004 and paid on May 1, 2004 to all stockholders of record as of March 22, 2004.  No other dividends were declared on our stock in the last three fiscal years and we do not anticipate paying dividends on our common stock in the foreseeable future.

During the fiscal year ended April 30, 2008, we did not issue any shares of our Common Stock.

We did not repurchase any of our securities during the fiscal year ended April 30, 2008.

We have no outstanding options, warrants or other rights under any equity compensation plans as of April 30, 2008.

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

Fiscal year ended April 30, 2008 compared to the fiscal year ended April 30, 2007

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2008 and 2007.

Selling, general and administrative expenses were $15,000 for the fiscal year ended April 30, 2008, a decrease of $8,200 or approximately 35% over selling, general and administrative expenses of $23,000 for the fiscal year ended April 30, 2007. The decrease in selling, general and administrative expenses is primarily attributable to a decrease in professional fees of $7,300.

Interest income for the year ended April 30, 2008 was $21,500 compared to $2,400 for the year ended April 30, 2007, or an increase of $19,100. This increase was attributable to renegotiated higher interest rates.

For 2008, we had net income of $6,551 as compared to a net loss of $19,604 for the comparable period of the prior year.

Liquidity and capital resources

As at April 30, 2008, we had cash and cash equivalents of approximately $440,000, which represented all of our total assets. We believe we have adequate working capital to fund our search for a business opportunity for at least the next 12 months.

Net cash provided by operating activities amounted to approximately $150 for the fiscal year ended April 30, 2008 as compared to net cash used in operating activities of approximately $(22,600) in fiscal 2007. This was primarily attributable to the change from a net loss of $19,600 to a net income of $6,600 or a net increase of approximately $26,200 offset by the net increase in payment of accounts payable and accrued liabilities between the two years amounting to $6,000.

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

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Arbor Entech Corporation

We have audited the accompanying balance sheet of Arbor Entech Corporation as of April 30, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor Entech Corporation as of April 30, 2008, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
August 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Arbor EnTech Corporation

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Arbor EnTech Corporation ("the Company") for the year ended April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
May 29, 2007

ARBOR ENTECH CORPORATION
BALANCE SHEET
APRIL 30, 2008

ASSETS

Current Assets:
Cash and Cash Equivalents	$440,420

Total Current Assets	440,420

Total Assets	$440,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,000

Total Current Liabilities	1,000

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050
Additional Paid-In Capital	2,365,441
Retained Earnings (Deficit)	(1,933,071)

Total Stockholders’ Equity	439,420

Total Liabilities and Stockholders’ Equity	$440,420

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION
STATEMENT OF OPERATIONS

	Years Ended
	April 30,
	2008	2007

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	14,961	23,172
	14,961	23,172
Loss from Operations	(14,961)	(23,172)

Other Income:
Interest Income	21,512	2,378
Other	-	1,190
	21,512	3,568

Net Income (Loss)	$6,551	$(19,604)

Income (Loss) Per Common Share - Basic	$.00	$(.00)

Weighted Average Shares Outstanding	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED APRIL 30, 2007 AND 2008

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance – April 30, 2006	7,050,540	$7,050	$2,365,441	$(1,920,018)	$452,473
Net Loss	-	-	-	(19,604)	(19,604)

Balance – April 30, 2007	7,050,540	7,050	2,365,441	(1,939,622)	432,869
Net Income	-	-	-	6,551	6,551

Balance – April 30, 2008	7,050,540	$7,050	$2,365,441	$(1,933,071)	$439,420

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION
STATEMENT OF CASH FLOWS

	Years Ended
	April 30,
	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$6,551	$(19,604)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used) in Operating Activities:
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Other Current Assets	1,642	(931)
(Decrease) in Accounts Payable and Accrued Liabilities	(8,045)	(2,040)

Total Adjustments	(6,403)	(2,971)

Net Cash Provided by (Used) in Operating Activities	148	(22,575)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Increase (Decrease) in Cash and Cash Equivalents	148	(22,575)

Cash and Cash Equivalents – Beginning of Year	440,272	462,847

Cash and Cash Equivalents – End of Year	$440,420	$440,272

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

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

NOTE 3 - Income Taxes

For income tax purposes, the Company had available net operating loss carryforwards (“NOL”) at April 30, 2008 of approximately $240,000 expiring in various years from 2023 through 2027 to reduce future federal taxable income, if any.

The tax effects of significant items comprising deferred income taxes are as follows:

	April 30,
	2008		2007
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Net Operating Loss Carryforwards	$100,000	$-	$88,000	$-
	100,000	-	88,000	-
Less: Valuation Allowance	100,000	-	88,000	-

	$-	$-	$-	$-

The difference the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $12,000.

NOTE 4 - Related Party Transactions

The Company incurred $4,000 in accounting and administration fees to a company owned by an officer of the Company during the years ended April 30, 2008 and 2007.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On July 8, 2008, the Registrant was notified by its prior independent auditors, Wolinetz, Lafazan & Company, P.C. (“WL”), that it had resigned and that it was no longer the Registrant’s independent auditor.

WL’s report on Registrant’s financial statements for the last two fiscal years ended April 30, 2007 (collectively, the “Prior Fiscal Years”), did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements (“Disagreements”) between Registrant and WL during either (i) the Prior Fiscal Years, or (ii) the period May 1, 2007 through July 11, 2008 (the “Interim Period”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which Disagreement, if not resolved to the satisfaction of WL, would have caused WL to make reference to the subject matter of the Disagreement in connection with its report for the Prior Fiscal Years.

There were no reportable events under Item 304(a)(1) of Regulation S-B, during either (i) the Prior Fiscal Years or (ii) the Interim Period.

On July 9, 2008, the board of directors approved and engaged Rosenberg Rich Baker Berman & Company (“RRBB”) as its independent auditor for Registrant's fiscal year ended April 30, 2008. Registrant did not consult RRBB with respect to either (i) the Prior Fiscal Years, (ii) the Interim Period with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrant’s financial statements, or (iii) any matter that was either the subject of a Disagreement or a Reportable Event.

Item 8A.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of April 30, 2008. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended April 30, 2008.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Mark Shefts	50	Acting Chief Executive Officer, Secretary, Treasurer, Director

Wanda Shefts	50	Executive Vice President, Director

Sherry Houtkin	57	Director

This Form 10-KSB was filed on extension due to the death of the Registrant’s Chief Executive Officer, Harvey Houtkin, in July 2008. There is now a vacancy on the Board due to Mr. Houtkin’s death. Mark Shefts is now as acting as Chief Executive Officer since August 7, 2008.

Each director has been elected to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity. Officers are elected by the directors at meetings called by the directors for such purpose.

Mark D. Shefts has been our Secretary/Treasurer and a director since February 1993 and Acting Chief Executive Officer since August 7, 2008.  He also serves as our Chief Financial Officer. He previously held these positions from 1982 through April 1987.  He was a member of the Chicago Stock Exchange and is President, Treasurer and a co-owner of Domestic Securities.  He has been a principal of All-Tech since early 1988 and has been its President, Chief Operating Officer, Chief Financial Officer, Treasurer and a Director since that time.   Mr. Shefts is licensed as a Commodity Pool Operator and a Commodity Trading Advisor by the National Futures Association.  He is also a Certified Financial Services Auditor of the National Association of Financial Services Auditors, a Certified Fraud Examiner of the Association of Certified Fraud Examiners, and an arbitrator for the American Arbitration Association and NASD Dispute Resolution, Inc.  Mr. Shefts graduated in 1979 from Brooklyn College of the City of New York with a Bachelor of Science Degree in Accounting.

Wanda Shefts has been our Vice President and a director since February 1993.  She previously held these positions from 1982 through April 1987.  She has an Associates Degree from Kingsborough Community College.

Sherry Houtkin has been one of our directors since February 1994. She has not been affiliated or employed by any other company in the last five years.

Family Relationships

Mark Shefts and Wanda Shefts are husband and wife.  Harvey Houtkin (deceased) and Wanda Shefts were brother and sister.  Harvey Houtkin and Sherry Houtkin were husband and wife.

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

Item 10.  Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended April 30, 2008 and 2007 (1) each person who served as the principal executive officer of the Company during fiscal year 2008; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of April 30, 2008 with compensation during fiscal year 2008 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of April 30, 2008.

					Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)		Total ($)
Harvey Houtkin	2008	$—	—	—	$—	—	—	$—		$—
Chief Executive Officer	2007	$—	—	—	$—	—	—	$—		$—

Mark Shefts	2008	$—	—	—	$—	—	—	$4,000		$4,000
Chief Financial Officer	2007	$—	—	—	$—	—	—	$4,000	(4)	$4,000

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

(4)
Represents fees for administrative, accounting and bookkeeping services, which is the sole compensation paid to any executive officer in fiscal 2008 and 2007. These fees were paid to an affiliate of Mr. Shefts.

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

 Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of April 30, 2008.

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

Director Compensation

The following table shows the overall compensation earned for the 2008 fiscal year with respect to each director as of April 30, 2008.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of August 7, 2008, with respect to

•	any person known by us to own beneficially more than 5% of our common stock;
•	common stock beneficially owned by each of our officers and directors; and
•	the amount of common stock beneficially owned by our officers and directors as a group.

Name & Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Common Stock Outstanding (1)

Estate of Harvey Houtkin and Sherry Houtkin (2) (3) (4)	3,591,005	50.9%

Mark Shefts and Wanda Shefts (2) (5)	3,582,088	50.8%

All directors and Executive officers as a group (4 persons)	6,995,783	99.2%

(1)	Based upon 7,050,540 shares of common stock issued and outstanding as of August 7, 2008.

(2)	The address of such person is 160 Summit Avenue, Montvale, NJ 07645.

(3)	Includes 177,310 shares owned by Rushmore Financial Services, Inc. which is one-half owned by Harvey Houtkin and one-half owned by Mark Shefts.

(4)	Includes 3,413,695 shares owned directly by Mr. Houtkin and zero shares owned directly by Sherry Houtkin, his wife.

(5)	Includes 3,404,778 shares owned by Wanda Shefts and zero shares owned directly by Mark Shefts, her husband.

Item 12.  Certain Relationships and Related Transactions.

During the fiscal years ended April 30, 2008 and 2007, Mr. Shefts and his affiliates provided bookkeeping, accounting and administrative services to us for which we paid him or his affiliates $4,000 each year.  In addition, upon the sale of our real estate in July 2005, the credit facility of $100,000 that we had with Mr. Shefts was terminated.

Item 13.  Exhibits.
3.a.	Our Articles of Incorporation (1)

3.b.	Our By-Laws (2)

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Acting Chief Executive Officer and Chief Financial Officer (3)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Acting Chief Executive Officer and Chief Financial Officer (3)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

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

Prior Independent Auditor

Wolinetz, Lafazan & Company, P.C. (“WL”), Certified Public Accountants, is the independent registered public accounting firm that audited our financial statements for the fiscal years ended April 30, 2007 and 2006. WL has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

WL billed $5,800 and $8,500 for its audit of our financial statements for the fiscal year ended April 30, 2007 and for the review of the financial statements included in our filing of our quarterly reports on form 10-QSB during the fiscal years ended April 30, 2008 and 2007, respectively.

Audit-Related Fees

WL was not paid any additional fees for the fiscal years ended April 30, 2008 and 2007 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

WL billed $1,000 for each of the fiscal years ended April 30, 2008 and 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

WL was paid no other fees for professional services during the fiscal years ended April 30, 2008 and 2007.

Audit Committee Pre-Approval Policies

The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by its auditors. All the services performed by the Company’s auditors that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on WL’s engagement to audit our financial statements for the fiscal years ended April 30, 2007 and 2006 were attributed to work performed by persons other than WL’s full-time, permanent employees.

New Independent Auditor

On July 9, 2008, the board of directors approved and engaged Rosenberg, Rich, Baker, Berman & Company (RRBB) as our independent registered public accounting firm for the audit of our financial statements for the fiscal year ended April 30, 2008.  During the year ended April 30, 2008, RRBB did not bill the company for any services relating to the audit of our financial statements or for any other services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR ENTECH CORPORATION

	By:	/s/ Mark Shefts
Mark Shefts
Acting Chief Executive Officer

Dated: August 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

s/ Mark Shefts	Acting Chief Executive Officer, Secretary/Treasurer,	August 12, 2008
Mark Shefts	Principal Financial
And Accounting Officer
And Director

s/ Wanda Shefts	Exec. V. Pres., Director	August 12, 2008
Wanda Shefts

s/ Sherry Houtkin	Director	August 12, 2008
Sherry Houtkin

SUPPLEMENTAL INFORMATION

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

NOT APPLICABLE.