Form 10-Q
period 2008-07-31
ARBOR ENTECH CORP
filed 2008-09-12
CIK 710782

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended July 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of July 31, 2008, the registrant had a total of 7,050,540 shares of Common Stock outstanding.

ARBOR ENTECH CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ARBOR ENTECH CORPORATION
CONDENSED BALANCE SHEET

	July 31, 2008	April 30, 2008
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$442,378	$440,420

Total Current Assets	442,378	440,420

Total Assets	$442,378	$440,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$10,214	$1,000

Total Current Liabilities	10,214	1,000

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050	7,050
Additional Paid-In Capital	2,365,441	2,365,441
Retained Earnings (Deficit)	(1,940,327)	(1,933,071)

Total Stockholders’ Equity	432,164	439,420

Total Liabilities and Stockholders’ Equity	$442,378	$440,420

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended
	July 31,
	2008	2007

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	10,586	1,728
	10,586	1,728

Loss from Operations	(10,586)	(1,728)

Other Income:
Interest Income	3,330	7,996
	3,330	7,996

Net Income (Loss)	$(7,256)	$6,268

Loss Per Common Share – Basic	$.00	$.00

Weighted Average Shares Outstanding	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	July 31,
	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$(7,256)	$6,268
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used) in Operating Activities:
Changes in Operating Assets and Liabilities:
Decrease in Other Current Assets	-	1,190
Increase (Decrease) in Accounts Payable and
Accrued Liabilities	9,214	(9,045)

Total Adjustments	9,214	(7,855)

Net Cash Provided by (Used) in Operating Activities	1,958	(1,587)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Increase (Decrease) in Cash and Cash Equivalents	1,958	(1,587)

Cash and Cash Equivalents – Beginning of Period	440,420	440,272

Cash and Cash Equivalents – End of Period	$442,378	$438,685

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

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

Forward-Looking Statements

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-KSB for its fiscal year ended April 30, 2008 which includes our audited financial statements for the year ended April 30, 2008 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-Q are forward-looking statements. These statements may discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) the lack of any current business operations, (b) the possible failure to obtain a suitable business acquisition candidate, and (c) the specific risks of any new business or acquisition. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

Results of Operations

Since we discontinued our wood products business, there were no sales from continuing operations during the year ended April 30, 2008 and the three months ended July 31, 2008. Selling, general and administrative expenses were $10,586 for the quarter ended July 31, 2008, as compared to $1,728 for the comparable period of the prior year.

For the quarter ended July 31, 2008, we had a net loss of $7,256 as compared to a net income of $6,268 for the comparable period of the prior year. For the quarter ended July 31, 2008, interest income decreased from $7,996 for the quarter ended July 31, 2007 to $3,330 for the quarter ended July 31, 2008.

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

Liquidity and Capital Resources

In the prior periods discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business. At July 31, 2008, we had working capital of $432,164.

As at July 31, 2008, we had cash and cash equivalents of $442,378, which represented all of our total assets. We believe we have adequate working capital to fund our operations for at least the next 12 months.

Net cash provided by operating activities amounted to $1,958 for the three months ended July 31, 2008 as compared to cash used in operating activities of $1,587 for the three months ended July 31, 2007.  The increase in cash for the three months ended July 31, 2008 was primarily attributable to an increase in accounts payable of $9,214 partially offset by a net loss of $7,256. The decrease in cash for the three months ended July 31, 2007, was attributable to a decrease in accounts payable and accrued expenses of $9,045 partially offset by our net income of $6,268.

Since terminating our wood products business in September 2002, the Company has been unable to find a suitable business opportunity or merger candidate considering the limited cash resources available to the Company and that the Company’s Common Stock has a limited and sporadic trading market. Nevertheless, Management is continuing to explore various business opportunities that may be available to it. As of the filing date of this Form 10-Q, there are no known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. Further, at the present time, the Company has no commitments for capital expenditures and does not anticipate same until it establishes a business or acquires an operating business, of which there can be no assurances given.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Acting Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Acting Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As of the filing date of this Form 10-Q, we are not a party to any pending legal proceedings.

ITEM 1.A RISK FACTORS.

As a  Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.  CHANGES IN SECURITIES.

(a) In the three months ended July 31, 2008, there were no sales of unregistered securities.

(b) Rule 463 of the Securities Act is not applicable to the Company.
(c) In the three months ended July 31, 2008, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

ITEM 5.  OTHER INFORMATION.

In July 2008, Harvey Houtkin, our Chief Executive officer died. In August 2008, Mark Shefts became Acting Chief Executive officer. There is currently a vacancy on the Company’s Board of Directors.

ITEM 6.  EXHIBITS:

3.a.	Articles of Incorporation (1)

3.b.	By-Laws (2)

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer and Acting Chief Executive Officer (3)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer and Acting Chief Executive Officer (3)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

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

ARBOR ENTECH CORPORATION

Date: September 12, 2008	By:	/s/ Mark Shefts
Mark Shefts,
Chief Financial Officer and
Acting Chief Executive Officer