Form 10-Q
period 2008-10-31
ARBOR ENTECH CORP
filed 2008-12-15
CIK 710782

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended October 31, 2008

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

Yes ☒ No ☐

As of October 31, 2008, the registrant had a total of 7,050,540 shares of Common Stock outstanding.

ARBOR ENTECH CORPORATION

Form 10-Q Quarterly Report
Table Of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of October 31, 2008 (unaudited) and April 30, 2008	3

	Condensed Statements of Operations for the Three Months and Six
	Months Ended October 31, 2008 and October 31, 2007 (unaudited)	4

	Condensed Statements of Cash Flows for the Six Months Ended
	October 31, 2008 and October 31, 2007 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4.	Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submissions of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

PART I. FINANCIAL INFORMATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEET

	October 31, 2008	April 30, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$431,722	$440,420

Total Current Assets	431,722	440,420

Total Assets	$431,722	$440,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$1,000

Total Current Liabilities	-	1,000

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding 7,050,540 Shares	7,050	7,050
Additional Paid-In Capital	2,365,441	2,365,441
Retained Earnings (Deficit)	(1,940,769)	(1,933,071)

Total Stockholders’ Equity	431,722	439,420

Total Liabilities and Stockholders’ Equity	$431,722	$440,420

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Net Sales	$-	$-	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	3,734	3,880	14,320	5,608
	3,734	3,880	14,320	5,608

Loss from Operations	(3,734)	(3,880)	(14,320)	(5,608)

Other Income:
Interest	3,292	5,335	6,622	13,331
	3,292	5,335	6,622	13,331

Net Income (Loss)	$(442)	$1,455	$(7,698)	$7,723

Income (Loss) Per Common Share – Basic	$(.00)	$.00	$(.00)	$.00

Weighted Average Shares Outstanding	7,050,540	7,050,540	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	October 31,
	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$(7,698)	$7,723
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) in Operating Activities:
Changes in Operating Assets and Liabilities:
Decrease in Other Current Assets	-	1,642
(Decrease) in Accounts Payable and Accrued Liabilities	(1,000)	(8,045)

Total Adjustments	(1,000)	(6,403)

Net Cash Provided (Used) in Operating Activities	(8,698)	1,320

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Increase (Decrease) in Cash and Cash Equivalents	(8,698)	1,320

Cash and Cash Equivalents – Beginning of Period	440,420	440,272

Cash and Cash Equivalents – End of Period	$431,722	$441,592

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

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

Results of Operations

Since we discontinued our wood products business, there were no sales from continuing operations during the year ended April 30, 2008 and the three months and six months ended October 31, 2008. Selling, general and administrative expenses were $3,734 for the quarter ended October 31, 2008, as compared to $3,880 for the comparable period of the prior year.  Selling, general and administrative expenses were $14,320 for the six months ended October 31, 2008, as compared to $5,608 for the comparable period of the prior year.

For the quarter ended October 31, 2008, we had a net loss of $442 as compared to a net income of $1,455 for the comparable period of the prior year.  For the quarter ended October 31, 2008, interest income decreased from $5,335 for the quarter ended October 31, 2007 to $3,292 for the quarter ended October 31, 2008.  For the six months ended October 31, 2008, we had a net loss of $7,698 as compared to a net income of $7,723 for the comparable period of the prior year.  For the six months ended October 31, 2008, interest income decreased from $13,331 for the six months ended October 31, 2007 to $6,622 for the six months ended October 31, 2008.

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

Liquidity and Capital Resources

In the prior periods discussed above, our working capital requirements were met primarily from sales generated by our discontinued wood products business. At October 31, 2008, we had working capital of $431,722.

As at October 31, 2008, we had cash and cash equivalents of $431,722, which represented all of our total assets. We believe we have adequate working capital to fund our operations for at least the next 12 months.

Net cash used in operating activities amounted to $8,698 for the six months ended October 31, 2008 as compared to cash provided by operating activities of $1,320 for the six months ended October 31, 2007.  The decrease in cash for the six months ended October 31, 2008 was primarily attributable to a net loss of $7,698. The increase in cash for the six months ended October 31, 2007, was attributable to a decrease in accounts payable and accrued expenses of $8,045 offset by our net income of $7,723 and a decrease in other current assets of $1,642.

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

ITEM 2.                  CHANGES IN SECURITIES.

(a) In the three months ended October 31, 2008, there were no sales of unregistered securities.

(b) Rule 463 of the Securities Act is not applicable to the Company.
(c) In the three months ended October 31, 2008, there were no repurchases by the Company of its Common Stock.

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

ARBOR ENTECH CORPORATION

Date: December 15, 2008	By:	/s/ Mark Shefts
Mark Shefts,
Chief Financial Officer and
Acting Chief Executive Officer