Form 10-Q
period 2009-01-31
ARBOR ENTECH CORP
filed 2009-03-17
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
January 31, 2009	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

7100 Island Blvd., Slip 21, Aventura, FL 33160

Telephone (305) 466-6988

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

The number of shares outstanding of registrant’s common stock at February 28, 2009 was 7,050,540 shares.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .  Accelerated filer      .  Non-accelerated filer      . Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes  X .  No       .

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION
CONDENSED BALANCE SHEETS

ASSETS
	January 31, 2009	April 30, 2008
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$434,693	$440,420

Total Current Assets	434,693	440,420

Total Assets	434,693	440,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,020	$1,000

Total Current Liabilities	6,020	1,000

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding
7,050,540 Shares	7,050	7,050
Additional Paid-In Capital	2,365,441	2,365,441
Retained Earnings (Deficit)	(1,943,818)	(1,933,071)

Total Stockholders’ Equity	428,673	439,420

Total Liabilities and Stockholders’ Equity	$434,693	$440,420

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)
	January 31,
	2009	2008

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	7,253	4,993
	7,253	4,993

Loss from Operations	(7,253)	(4,993)
Other Income:
Interest	4,204	4,707

Net Income (Loss)	$(3,049)	$(286)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,050,540	7,050,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Nine Months Ended
	(Unaudited)
	January 31,
	2009	2008

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	21,573	10,601
	21,573	10,601

Loss from Operations	(21,573)	(10,601)

Other Income:
Interest	10,826	18,038

Net Income (Loss)	$(10,747)	$7,437

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,050,540	7,050,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	(Unaudited)
	January 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$(10,747)	$7,437
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided (Used) in Operating Activities:
Changes in Operating Assets and Liabilities:
Decrease in Other Current Assets		1,642
Increase (Decrease) in Accounts Payable and Accrued Liabilities	5,020	(8,045)

Total Adjustments	5,020	(6,403)

Net Cash Provided (Used) in Operating Activities	(5,727)	1,034

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities	-	-

Increase (Decrease) in Cash and Cash Equivalents	(5,727)	1,034

Cash and Cash Equivalents – Beginning of Period	440,420	440,272

Cash and Cash Equivalents – End of Period	$434,693	$441,306

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments which are of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2008 Annual Report on Form 10-KSB filed on August 12, 2008 and other financial reports filed by the Company from time to time..

(B)

SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents.

Stock Based Compensation

Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-base payments to employees, including grants of employee stock options, to be recorded as expense in the statement of operations based on their fair value.

No stock options were granted during the nine month period ended January 31, 2009. No stock options were outstanding at January 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ARBOR ENTECH CORPORATION

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (including any statements regarding the Company’s outlook for fiscal 2009 and beyond).  Any forward looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties include without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies and Significant Judgments and Estimates

The Securities and Exchange Commission ("SEC") issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in the Notes to these financial statements.   Currently, based on the limited activity in our company, we do not believe that   there are any accounting policies that require the application of difficult, subjective or complex judgments.

Historical Background

Historically, we were a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. As discussed below in “Discontinued Operations,” on September 2, 2003, we discontinued our wood products business.

Currently, we are seeking other business opportunities, but there can be no assurance that such opportunities will be identified, capitalized upon, or result in any profits.

Results of Operations

Since we discontinued our wood products business in 2003, we had no sales revenue during the three months and nine months ended January 31, 2009. Selling, general and administrative expenses were $7,253 for the quarter ended January 31, 2009, as compared to $4,993 for the comparable prior period.  Selling, general and administrative expenses were $21,573 for the nine months ended January 31, 2009, as compared to $10,601 for the comparable prior period.  The increase in selling, general and administrative expense was primarily due to an increase in professional fees associated with the change in control of our company and its management in December 2008.

For the quarter ended January 31, 2009, we had a net loss of $3,049 compared to net loss of $286 for the comparable prior period.  The increase in net loss was primarily due to an increase in professional fees associated with the change in control of the company and management. For the nine months ended January 31, 2009, we had a net loss of $10,747 as compared to net income of $7,437 for the comparable prior period.   The net loss was primarily due to an approximate $11,000 increase in professional fees associated with the change in control of the company and management and an approximate $7,200 reduction in interest income, due to a decrease in interest rates.

Discontinued Operations

On September 2, 2003, we terminated our business relationship with Home Depot due to increased difficulties in transacting business with such company on a profitable basis.  These difficulties included Home Depot’s prohibition against price increases despite increases in our costs of production, a diminution in the Home Depot territories we were allowed to sell product to, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.  As a result, on September 2, 2003, we discontinued our wood products business.  The sale of our real estate resulted in a gain of approximately $186,000 for the year ended April 30, 2005.

Liquidity and Capital Resources

In the prior periods discussed above (through the fiscal year ended April 30, 2005), our working capital requirements were met primarily from sales generated by our discontinued wood products business. At January 31, 2009, we had working capital of $428,673, compared to working capital of $439,420 at April 30, 2008.

As of January 31, 2009, we had cash and cash equivalents of $434,693, a decrease of $5,727, compared with our cash on hand at April 30, 2008.  Our assets at January 31, 2009 consisted solely of cash.

Operating activities used $5,727 in cash for the nine months ended January 31, 2009, as compared to generating $1,034 during the comparable prior period.  The increase in cash used by our operating activities was primarily attributable to an approximate $18,000 increase in net loss   partially offset by an approximate $13,000 increase in the change in accounts payable.

Since terminating our wood products business in September 2003, due to limited cash resources and a limited and sporadic trading market for our Common Stock, among other reasons, we have been unable to find a suitable business opportunity or merger candidate. Nevertheless, we continue to seek business opportunities, including potential acquisition candidates.

During the remainder of fiscal 2009, we do not anticipate that we will incur any capital expenditures.

We anticipate that our operating activities will generate negative net cash flow during the fourth quarter of fiscal 2009. We believe that the cash on hand will be sufficient for meeting our liquidity and capital resource needs for the next year.

Off-Balance Sheet Transactions

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

Item 4T. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of January 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

Item 2.  Unregistered Sales of Equity Securities and Use of proceeds

None

Item 3.  Defaults on Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

(3)(a)

Articles of Incorporation, previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

(3)(b)

By-laws of the Company, previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999, and incorporated herein by this reference.

(4)

Form of common stock certificate.

(31)

Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(32)

Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR ENTECH CORPORATION

Date: March 16, 2009	/s/ Brad Houtkin
Brad Houtkin
President and Chief Financial Officer

EXHIBIT INDEX

(3)(a)

Articles of Incorporation, previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

(3)(b)

By-laws of the Company, previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999, and incorporated herein by this reference.

(4)

Form of common stock certificate.

(31)

Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(32)

Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.