Form 10-K
period 2009-04-30
ARBOR ENTECH CORP
filed 2009-07-29
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2009

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000 30432

ARBOR ENTECH CORPORATION

(Name of Small business issuer in its charter)

State of Delaware	22-2335094
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7100 Island Blvd., Slip 21, Aventura, FL 33160	10987
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (305) 466-6988

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     .

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      .Yes  X .No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.  X .Yes      .No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site , if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of regulation ST (Sec. 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      .Yes  X .No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer .	Accelerated filer .	Non-accelerated filer X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  X .Yes      .No

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of October 31, 2008, the number of shares of voting stock held by non-affiliates was approximately 55,000. No market value is being provided of stock held by non-affiliated parties due to the limited market for our common stock. See “Item 5.”

ARBOR ENTECH CORPORATION

Form 10-K

April 30, 2009

PART I

Item 1. Business

History

We are a Delaware corporation organized in 1980 under the name Arbor Energy Corporation. Our name change was effected in 1984.

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

At present, we are seeking other business opportunities, but we may not be able to identify any such opportunities, and even if we are able to identify other opportunities, we may not be able to capitalize on them or they may not be profitable.

We owned 102 acres of property in Little Marsh, Pennsylvania. There was a wood packaging facility located on the property. The facility consisted of an enclosed structure of 17,000 square feet, with a 7,000 foot outdoor overhang and another 10,000 foot outdoor overhang. Approximately 12 acres of the property were devoted to our work area and the remaining 90 acres are forest land. The real property was mortgaged to Mark Shefts, who was then an officer, director and major stockholder , in consideration of his providing us a credit line of $100,000. We closed on the sale of the property to an unaffiliated party on July 20, 2005 pursuant to a contract entered into in April 2005.

We currently have no employees. Mr. Brad Houtkin, one of our officers, devotes a small portion of his time to us.

Current Business Strategy

The Company is seeking one or more potential business opportunities through merger or acquisition or the establishment of a new business. However, due to our limited working capital, it is likely that we will enter into only one business transaction.

We may also seek to acquire one or more majority and/or wholly owned equity positions in other companies through the direct purchase of stock. Such equity positions will be limited by Section 3(a)(3) of the Investment Company Act of 1940 (the "1940 Act"), in that we will not be permitted to own or propose to acquire investment securities having a value exceeding 40% of our total assets (exclusive of government securities and cash items) on an unconsolidated basis.

We may provide debt financing to companies in which we have taken (or intend to take) an equity position. Such financing would generally be made on an unsecured basis. In no event will we provide financing for or take equity positions in companies where the aggregate of such investments would cause us to be required to register under the 1940 Act.

Our present management may or may not become involved as management in the aforementioned business or subsidiary or may hire qualified but as yet unidentified management personnel. There can, however, be no assurance whatsoever that we will be able to acquire a business.

A potential acquisition of a business may involve the acquisition of, or merger with, a company which does not need additional capital but which desires to establish a public trading market for its shares. A company that seeks a transaction with us in order to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of itself undertaking a public offering. Factors considered may include time delays, significant expense, and loss of voting control. In connection with such acquisition, it is possible that an amount of stock constituting control of us would be purchased from us or our current officers, directors and stockholders resulting in substantial profits to such persons without similar profits being realized by other stockholders. Moreover, no assurance can be given with respect to the experience or qualifications of as yet unknown persons who may, in the future, manage our operations and affairs or any business or subsidiary acquired by us. In the event of a change in control of us and our Board of Directors, the payment of any dividends would be wholly dependent upon such persons. Furthermore, it is impossible as yet to determine what, if any, consequences applicable state law may provide to our shareholders in any merger or reorganization.

We may establish or acquire a business and/or invest in one or more new and developing corporations, whether directly or by way of statutory merger, which we believe will offer significant long-term growth potential. In the case of an equity position, we will seek to acquire primarily a majority owned and wholly owned capital stock position in such corporation. We are not restricted to any particular industry and may engage in any line of business. Accordingly, we have broad discretion as to the type of businesses we may acquire and equity investments we may make.

We assume that any business we acquire or equity investment we make , whether directly or by way of statutory merger, will involve a business that is new and unseasoned, or a business that has been operating for a limited period of time and has a limited or unsuccessful record of revenues or earnings. Investments in start-up enterprises involve a high degree of risk of total loss of investment. Except in cases of a merger or other instances where stockholders' approval may be required by applicable law, our stockholders will not have the opportunity to review the relative merits or weaknesses of any proposed business to be acquired or equity investment to be made and, accordingly, will have to rely upon the discretion of our management in selecting a business or investment.

We have identified certain general policies which we will consider in evaluating business acquisition candidates and investment possibilities. These policies are listed below. In no event will we provide financing or take equity positions in companies where the aggregate of such investments would cause us to be required to register under the 1940 Act.

1.

We will examine the products or services of a business being considered to determine whether a market exists for the products or services and whether the business can manufacture and/or market the products or produce the services at a competitive cost.

2.

We will invest in a corporation that we believe has a strong potential for growth. We will evaluate the corporation's business and determine the quality and experience of its management.

3.

We may invest in an operating corporation that has experienced increases in gross revenues which exceed industry averages. The market for the corporation's products will be evaluated by determining the relationship of size, growth potential and competitive factors in that corporation's industry. This may include the purchase of businesses which offer opportunities for consolidation.

4.

We will also consider the following factors: (1) special risks associated with the business and the industry, (2) equity available to the business, (3) capital requirements of the business, (4) potential for profitability and (5) the effect of market and economic conditions and governmental policies on the business and its products.

It is unlikely that any one prospective corporation with which we may seek to enter a relationship will conform in all respects to the policies described above. Accordingly, this description is intended to serve only as a general guide for our projected investment activities. These policies are not fundamental policies and may be changed at any time by our Board of Directors.

We anticipate that we will be brought into contact with a prospective business acquisition or equity investment primarily through the efforts of its officers, directors and principal stockholders who in the course of their business activities frequently come into contact with corporations whose products, services or concepts may be subject to successful development and marketing. In such connection, we may pay a bonus to such officers, directors, principal stockholders or their affiliates. Any such payment would not be higher than that which would ordinarily be paid to a non-affiliated person.

We do not have any contracts or commitments with anyone or any firm with regard to these business activities. We also do not have any arrangements or understandings with respect to the acquisition of any business entity or the acquisition of any interest therein.

We may use independent consultants (who may agree to receive our stock in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to us in any investment decision. We have not engaged any independent consultants as of July 21, 2009.

At this time, we believe that any equity investments will be made in private transactions with privately owned corporations. Securities acquired in this manner are restricted from public sale unless they are registered under the Securities Act of 1933, or unless an exemption from registration is available.

Government Regulation

We may be subject to government regulations promulgated by various local, state and Federal government agencies with regard to its proposed business. Additionally, if we purchase equity positions, will be subject to various rules and regulations promulgated by the Securities and Exchange Commission and the various state securities commissions. We do not intend to engage in the business of investing, reinvesting, owning, holding or trading in securities or otherwise engaging in activities which would render us an "investment company" as defined in the Investment Company Act of 1940, as amended.

Our financing activities will be limited by Section 3(a)(3) of the Investment Company Act of 1940 in that the we will not be permitted to own or propose to acquire investment securities having a total value exceeding 40% of the value of our total assets (excluding government securities and cash items) on an unconsolidated basis. We are permitted under Section 3(a)(3) of the 1940 Act to own or propose to own securities of a majority owned subsidiary which is defined under Section 2(a)(24) of the 1940 Act to mean 50% or more of the outstanding securities of which are owned by us or our majority owned subsidiary. Notwithstanding Section 3(a)(3) of the 1940 Act, we would not be considered an investment company where we are engaged directly or indirectly through a wholly-owned subsidiary (which is defined to mean at least 95% ownership of the outstanding voting stock), in a business or businesses, other than that of investing, owning, holding or trading in securities.

In addition to the limitations imposed by the Investment Company Act of 1940 as mentioned above, there are a number of other provisions of the Federal securities laws which will affect our proposed investments.

Most, if not all, of the securities which we acquire as equity investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act. The registration of securities owned by us is likely to be a time consuming and expensive process, and we always bear the risk that, because of these delays, we will be unable to resell such securities, or that we will not be able to obtain an attractive price for the securities. It is highly improbable that we would be able to sell any of the securities we acquired.

Competition

There are numerous companies seeking business opportunities which are larger, have more experience, and are better financed than we are. We may encounter intense competition from numerous other firms engaged in our business. Any investments we make will entail a high degree of business and financial risk that may result in substantial losses to us.

Personnel

Mr. Brad Houtkin, one of our officers, devotes a small portion of his time to our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

Our business address to 7100 Island Blvd., Slip 21, Aventura, FL 33160. We share office space at this address with companies controlled by our majority shareholder, Brad Houtkin. Currently, we are not paying for the use of the facilities or clerical services required as they are deemed to be minimal at this time.

Item 3. Legal Proceedings

We are not presently a party to any known litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2009.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information —our common stock is quoted in the over-the-counter market on the Electronic Bulletin Board of the OTC market, under the symbol “ARBE.OB.” Our stock is not traded or quoted on any automated quotation system. There is no established trading market for our common stock, and there is essentially no trading in our common stock. Quotations for and transactions in our common stock are highly sporadic and such information should not be relied upon as a meaningful indication of the price at which a shareholder could sell our common stock.

The table below sets forth quarterly high and low sale prices for the common stock for the indicated fiscal periods. These quotations may include inter-dealer prices without retail mark-up, markdown, or commission.

	2009		2008
	High	Low	High	Low
First Quarter	$1.19	$1.19	$2.05	$2.05
Second Quarter	1.19	1.19	2.25	2.00
Third Quarter	1.19	.75	2.25	1.10
Fourth Quarter	.75	.54	1.19	1.19

Broker-Dealer Sales of Our Securities.

Unless our Common Stock has a market price of at least $5.00 per share, such stock is covered by a Securities and Exchange Commission ("SEC") rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their securities in the secondary market.

The SEC has adopted various rules (“Rules”) under the Securities Exchange Act of 1934 requiring broker/dealers engaging in certain recommended transactions with their customers in specified equity securities falling within the definition of "penny stock" (generally non-NASDAQ securities priced below $5 per share) to provide to those customers certain specified information. These SEC Rules were adopted pursuant to the requirements of the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (“Penny Stock Act”).

As a result of the aforesaid rules regulating penny stocks, the market liquidity for our securities, if any, may be severely and adversely affected by restricting the ability of broker-dealers to sell our securities in the secondary market.

Holders — There were approximately 171 holders of record of our common stock as of July 15, 2009, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of July 15, 2009 was 7,050,540 shares.

Dividends — a cash dividend of $.15 per share was declared in April 2004 and paid on May 1, 2004 to all stockholders of record as of March 22, 2004. No other dividends have since been declared on our stock, and we do not anticipate paying dividends on our common stock in the foreseeable future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not historical fact are “forward-looking statements” that involve various important assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, and general economic conditions, as well as other risks previously disclosed in our securities filings and press releases.

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

At present, we are seeking other business opportunities, but we may not be able to identify any such opportunities, and even if we are able to identify other opportunities, we may not be able to capitalize on them or they may not be profitable.

Fiscal year ended April 30, 2009 compared to the fiscal year ended April 30, 2008

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2009 and 2008.

Selling, general and administrative expenses were $29,000 for the fiscal year ended April 30, 2009, an increase of $14,000 or approximately 93% over selling, general and administrative expenses of $15,000 for the fiscal year ended April 30, 2008. The increase in selling, general and administrative expenses is primarily attributable to an increase in professional fees associated with the required annual and quarterly regulatory filings..

Interest income for the year ended April 30, 2009 was $14,000 compared to $22,000 for the year ended April 30, 2008, or a decrease of $8,000. This decrease was primarily attributable to lower interest rates.

For 2009, we had net loss of $15,000, as compared to a net income of $7,000 for the comparable period of the prior year.

Liquidity and capital resources

As at April 30, 2009, we had cash and cash equivalents of approximately $424,000, compared to 440,000 at April 30, 2008, which in each case represented all of our assets. We believe we have adequate working capital to fund our search for a business opportunity for at least the next 12 months.

Net cash used by operating activities amounted to approximately $15,000 for the fiscal year ended April 30, 2009, as compared to net cash provided by operating activities of approximately $150 in fiscal 2008. The increase in cash used by operating activities was primarily attributable to the change from net income of $6,600 in fiscal 2008 to a net loss of $15,000 in fiscal 2009 (a net increase in loss of approximately $22,000), offset by the net decrease in payment of accounts payable and accrued liabilities between the two years amounting to $7,000.

Since terminating our wood products business in September 2002, we have been unable to find a suitable business opportunity or merger candidate because of the limited cash resources available to us and the limited and sporadic trading market for our common stock. Nevertheless, we are continuing to explore various business opportunities that may be available to us. At the present time, we have no commitments for capital expenditures and do not anticipate making any such expenditure unless and until we establish a business or acquire an operating business.

Off-Balance Sheet Transactions

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

The Securities and Exchange Commission ("SEC") issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our limited operations are such that application of our accounting policies generally does not require the application of our difficult, subjective or complex judgments. See Note 2 to the Financial Statements included with this Annual Report on Form 10K.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

We have no assets, liabilities, revenue or expenses outside the United States and thus we are not subject to fluctuations due to changes in foreign currency exchange rates.   Nor are we exposed to changes in interest rates, as we have no long-term debt. We do not enter into contracts for speculative or trading purposes, nor are we a party to any leveraged derivative instruments.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements required by Item 8 are set forth at the end of this Annual Report on Form 10K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On July 8, 2008, we were notified by our prior independent auditors, Wolinetz, Lafazan & Company, P.C. (“WL”), that it had resigned and that it was no longer the Registrant’s independent auditor.

WL’s report on our financial statements for the last two fiscal years ended April 30, 2008 (collectively, the “Prior Fiscal Years”), did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements (“Disagreements”) between us and WL during either (i) the Prior Fiscal Years, or (ii) the period May 1, 2007 through July 11, 2008 (the “Interim Period”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which Disagreement, if not resolved to the satisfaction of WL, would have caused WL to make reference to the subject matter of the Disagreement in connection with its report for the Prior Fiscal Years.

There were no reportable events under Item 304(a)(1) of Regulation S-K, during either (i) the Prior Fiscal Years or (ii) the Interim Period.

On July 9, 2008, the board of directors approved and engaged Rosenberg Rich Baker Berman & Company (“RRBB”) as its independent auditor for our fiscal year ended April 30, 2008. We did not consult RRBB with respect to either (i) the Prior Fiscal Years, (ii) the Interim Period with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was either the subject of a Disagreement or a Reportable Event.

Item 9A(T) . Controls and Procedures.

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

As of April 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of our President and Treasurer, and after consultation with a third party consultant, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2009, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment of the effectiveness in internal control over financial reporting as of April 30, 2009, we concluded that our internal controls over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Brad Houtkin	35	President, Treasurer, Director
Michael Houtkin	30	Secretary and Director
Sherry Houtkin	58	Director

Each director has been elected to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity. Officers are elected by the directors at meetings called by the directors for such purpose.

Brad Houtkin has been our President, Treasurer and a Director since December 15, 2008. Mr. Houtkin has also been COO of Houtkin Consulting, Inc., a real estate investment firm, since November, 2004. Prior to that, Mr. Houtkin was an executive officer of All Tech Investment Group, Inc., an investment firm..

Michael Houtkin has been our Secretary and a Director since December 15, 2008. Mr. Houtkin understood that he would be appointed Secretary and Director when Brad Houtkin, his brother, acquired control of our common stock in December, 2008. Mr. Houtkin has been President of Plaza Promotions, a sales promotional company, since July 2008, and was Director of Sales for Plaza from July, 2004 until he became President.

Sherry Houtkin has been one of our directors since February 1994. She has not been affiliated or employed by any other company in the last five years.

Family Relationships

Brad Houtkin and Michael Houtkin are Sherry Houtkin’s sons, and Michael and Brad Houtkin are brothers.

Our Board of Directors does not currently have a compensation committee, audit committee or nominating committee. Consequently, we do not have an Audit Committee financial expert. We are not required to have an audit committee. We believe that the cost of having an audit committee and retaining a financial expert at this time is unnecessary and would be prohibitive given our current financial condition.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)") requires our Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, "Section 16 reporting persons"), to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based on among other things a review of the copies of any such reports furnished to us , during the fiscal year ended April 30, 2009, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to such fiscal year.

Code of Ethics

We have not adopted a code of ethics as of the date hereof because we have had no business operations. We intend to adopt a code of ethics during fiscal 2010.

Procedures for Security Holders to Nominate Directors

Our bylaws do not provide a procedure for Stockholders to nominate directors. The Board of Directors does not currently have a standing nominating committee. The Board of Directors currently has the responsibility of selecting individuals to be nominated for election to the Board of Directors. Qualifications considered by the Directors in nominating an individual may include, without limitation, independence, integrity, business experience, education, accounting and financial expertise, reputation, civic and community relationships and industry knowledge. In nominating an existing director for re-election to the Board of Directors, the Directors will consider and review an existing director’s Board and Committee attendance, performance and length of service.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to our President (principal executive officer), Treasurer (principal financial officer) and each of our other two most highly compensated executive officers (the "Named Executives") during or with respect to fiscal 2008 and 2009 for services rendered to us in all capacities.

Name and Principal Position	Fiscal Year	All Other Compensation ($)	Total ($)
Brad Houtkin, CEO, President, Treasurer (1)	2009
	2008

Harvey Houtkin, CEO (2)	2009	$—	$—
	2008	$—	$—

Mark Shefts CEO/CFO (2)	2009	$3,000(3)	$3,000
	2008	$4,000(3)	$4,000

(1)

Brad Houtkin became our CEO in December, 2008 in connection with acquiring control of our common stock.

(2)

Harvey Houtkin, our former CEO passed away in July, 2008, at which time, Mark Shefts became our acting CEO. Mr. Shefts resigned in December, 2008 in connection with Brad Houtkin’s acquiring control of our common stock.

(3)

Represents fees for administrative, accounting and bookkeeping services, which is the sole compensation paid to any executive officer in fiscal 2009 and 2008. In 2009 and 2008, these fees were paid to an affiliate of Mr. Shefts.

We do not have any employment agreements or stock option or bonus plans with any of our executive officers and we do not have any employees. The only compensation paid to any executive officer was a fee of approximately $1,000 per quarter paid to an affiliated entity owned by Mr. Shefts for rent, administrative, accounting and bookkeeping services.

Narrative Compensation Disclosure

None of our executives are subject to employment contracts; however our President is eligible to receive bonuses at the discretion of the Board of Directors based on his contribution to the realization of our business objectives. The only compensation paid to any executive officer was $3,000 and $4,000 in 2009 and 2008, which was in payment for rent, administrative, accounting and bookkeeping services provided by an entity affiliated with Mr. Shefts.

There were no outstanding equity awards at fiscal year-end. No grants of plan based awards were made in fiscal 2009. There were no option exercises and no stock awards vested, in each case during fiscal 2009. We have no plan that provides for payments in connection with retirement. We have no deferred compensation plans.

Compensation of Directors

Directors do not receive any compensation for serving as such or for attending meetings of the Board. They may be reimbursed their out of pocket expenses incurred in connection with attending meetings.

Stock Options

Stock options and equity compensation awards to our directors are at the discretion of the Board. During the past three years, no options or equity awards have been made to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of August 7, 2009, with respect to

•

any person known by us to own beneficially more than 5% of our common stock;

•

common stock beneficially owned by each of our officers and directors; and

•

the amount of common stock beneficially owned by our officers and directors as a group.

Name & Address of Beneficial Owner	Amount and Nature of Shares Beneficially Owned	Percentage of of Class (1)

Sherry Houtkin (2) 3900 Island Blvd., Penthouse #4 Aventura, Florida 33160	3,413,695	48.42%

Brad Houtkin (3) 5584 East Leitner Drive Coral Springs, FL 33067	6,817,695	96.69%

All directors and Executive officers as a group (3 persons)	6,817,695	96.69%

(1)

Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Based upon 7,050,540 shares of common stock issued and outstanding as of July 15, 2009.

(2)

Represents shares owned by the estate of Harvey Houtkin, of which Sherry Houtkin is co-executor with her son, Brad Houtkin. Sherry Houtkin and Brad Houtkin share voting and investment control over these shares in their capacities as executors of the Estate of Harvey Houtkin. The address of such person is 160 Summit Avenue, Montvale, NJ 07645.

(3)

Includes 3,413,695 shares owned by the estate of Harvey Houtkin, of which Brad Houtkin is co-executor with his mother, Sherry Houtkin. Sherry Houtkin and Brad Houtkin share voting and investment control over these shares in their capacities as executors of the Estate of Harvey Houtkin. The remaining 3,404,000 shares are held of record by Mr. Houtkin. The address of such person is 160 Summit Avenue, Montvale, NJ 07645.

Item 13 - Certain Relationships and Related Transactions, Director Independence.

During the fiscal year ended April 30, 2009 and 2008, Mark Shefts, our former acting CEO, and his affiliates provided bookkeeping, accounting and administrative services to us for which we paid him or his affiliates $3,000 and $4,000 in 2009 and 2008, respectively. In addition, upon the sale of our real estate in July 2005, the credit facility of $100,000 that we had with Mr. Shefts was terminated.

Item 14. Principal Accountant Fees And Services.

Audit Fees

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

The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s for the years ended April 30,:

	2009	2008
Audit Fees (1)	$10,500	$5,800
Audit-Related fees	-	-
Tax Fees (2)	$-	$1,000
All Other Fees	-	-
Total fees	$10,500	$6,800

No fees, other than those disclosed above, were paid to our independent auditors during the indicated fiscal years.

(1)

Audit and quarterly review fees were for audit work performed in the preparation of the financial statements to be included in our Form 10-K and review of the financial statements to be included in our Form 10-Q’s filed with the Securities and Exchange Commission for the respective years.

(2)

Tax related fees were incurred for preparation of our tax returns for each of the fiscal years.

Our Audit Committee (the “Committee”) is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent public accountants report directly to the Committee and the Committee is responsible for the resolution of disagreements between management and the independent public accountants. Consistent with the Securities and Exchange Commission requirements, the Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent public accountants. Accordingly, the Committee pre-approved all services rendered by our independent public accountants. Our independent public accountants for the current fiscal year have been appointed by the Committee.

Item 15 - Exhibits and Financial Statement Schedules

The following items are filed as part of this report:

Exhibits:

3.a.	Articles of Incorporation (1)

3.b.	By-Laws (2)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (3)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (3)

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

_________________

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

(3)

Filed herewith.

Statements contained in this Form 10-K as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

Financial Statements

Arbor EnTech Balance Sheets - April 30, 2009 and 2008

Arbor EnTech Statement of Operations - Years ended April 30, 2009 and 2008

Arbor EnTech Statement of Stockholders’ Equity - Years ended April 30, 2009 and 2008

Arbor EnTech Statement of Cash Flows - Years ended April 30, 2009 and 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arbor EnTech Corporation

Date: July 28, 2009

/s/ Brad Houtkin

Brad Houtkin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Brad Houtkin	President, Treasurer and Director	July 28, 2009
Brad Houtkin	(Principal Executive, Financial and Accounting Officer)

/S/ Michael Houtkin	Secretary and Director	July 28, 2009
Michael Houtkin

/S/ Sherry Houtkin	Director	July 28, 2009
Sherry Houtkin

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Arbor EnTech Corporation

We have audited the accompanying balance sheets of Arbor EnTech Corporation as of April 30, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2009 and 2008, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

July 27, 2009

ARBOR ENTECH CORPORATION

BALANCE SHEET

	Years Ended April 30,
	2009	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$424,353	$440,420

Total Current Assets	424,353	440,420

Total Assets	$424,353	$440,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$1,000

Total Current Liabilities	-	1,000

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued And Outstanding 7,050,540 Shares	7,050	7,050
Additional Paid-In Capital	2,365,440	2,365,441
Retained Earnings (Deficit)	(1,948,138)	(1,933,071)

Total Stockholders’ Equity	424,353	439,420

Total Liabilities and Stockholders’ Equity	$424,353	$440,420

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF OPERATIONS

	Years Ended April 30,
	2009	2008

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	28,847	14,961
	28,847	14,961
Loss from Operations	(28,847)	(14,961)

Other Income:
Interest Income	13,780	21,512
Other	-	-
	13,780	21,512

Net Income (Loss)	$(15,067)	$6,551

Income (Loss) Per Common Share – Basic	$.00	$(.00)

Weighted Average Shares Outstanding	7,050,540	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2008 AND 2009

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance – April 30, 2007	7,050,540	$7,050	$2,365,441	$(1,939,622)	$432,869
Net Income	-	-	-	6,551	6,551

Balance – April 30, 2008	7,050,540	7,050	2,365,441	(1,933,071)	439,420
Net Loss	-	-	-	(15,067)	(15,067)

Balance – April 30, 2009	7,050,540	$7,050	$2,365,441	$(1,948,138)	$424,353

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF CASH FLOWS

	Years Ended April 30,
	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$(15,067)	$6,551
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used) in Operating Activities:
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Other Current Assets	-	1,642
(Decrease) in Accounts Payable and Accrued Liabilities	(1,000)	(8,045)

Total Adjustments	(1,000)	(6,403)

Net Cash Provided by (Used) in Operating Activities	(15,067)	148

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Increase (Decrease) in Cash and Cash Equivalents	(16,067)	148

Cash and Cash Equivalents – Beginning of Year	440,420	440,272

Cash and Cash Equivalents – End of Year	$424,353	$440,420

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

	$-	$-

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

ARBOR ENTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Income Taxes

For income tax purposes, the Company had available net operating loss carryforwards (“NOL”) at April 30, 2009 of approximately $255,000 expiring in various years from 2023 through 2029 to reduce future federal and state taxable income, if any.

The tax effects of significant items comprising deferred income taxes are as follows:

	April 30,
	2009		2008
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Net Operating Loss Carryforwards	$102,000	$-	$100,000	$-
	102,000	-	100,000	-
Less: Valuation Allowance	102,000	-	100,000	-

	$-	$-	$-	$-

The difference the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to a net operating loss carryforward for state taxes and an increase in the valuation allowance of approximately $2,000.

NOTE 4 - Related Party Transactions

The Company incurred $3,000 and $4,000 in accounting and administration fees to a company owned by an officer of the Company during the years ended April 30, 2009 and 2008.

EXHIBIT INDEX

3.a.	Articles of Incorporation (1)

3.b.	By-Laws (2)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (3)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (3)

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

_________________

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

i