Form 10-Q
period 2009-10-31
ARBOR ENTECH CORP
filed 2009-12-10
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
October 31, 2009	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

7100 Island Blvd., Slip 21, Aventura, FL 33160

Telephone (305) 466-6988

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site , if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of regulation ST (Sec. 232.405)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☒

The number of shares outstanding of registrant’s common stock at December 10, 2009 was 7,050,540 shares.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☒    No ☐

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION
CONDENSED BALANCE SHEETS

ASSETS
	October 31, 2009	April 30, 2009
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$397,857	$424,353

Total Current Assets	397,857	424,353

Total Assets	397,857	424,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$-

Total Current Liabilities

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding	7,050	7,050
7,050,540 Shares
Additional Paid-In Capital	2,365,440	2,365,440
Retained Earnings (Deficit)	(1,974,633)	(1,948,138)

Total Stockholders’ Equity	397,857	424,353

Total Liabilities and Stockholders’ Equity	$397,857	$424,353

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)

	October 31,
	2009	2008

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	15,690	3,734

Loss from Operations	(15,690)	(3,734)
Other Income:
Interest	501	3,292

Net Income (Loss)	$(15,189)	$(442)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,050,540	7,050,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended
	(Unaudited)

	October 31,
	2009	2008

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	27,527	14,320

Loss from Operations	(27,527)	(14,320)
Other Income:
Interest	1,031	6,622

Net Income (Loss)	$(26,496)	$(7,698)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,050,540	7,050,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	(Unaudited)

	October 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$(26,496)	$(7,698)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided (Used) in Operating Activities:
Changes in Operating Assets and Liabilities:
Decrease in Other Current Assets	-	-
Increase (Decrease) in Accounts Payable and Accrued Liabilities	-	(1,000)

Total Adjustments	-	(1,000)

Net Cash Provided (Used) in Operating Activities	(26,496)	(8,698)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities	-	-

Increase (Decrease) in Cash and Cash Equivalents	(26,496)	(8,698)

Cash and Cash Equivalents – Beginning of Period	424,353	440,420

Cash and Cash Equivalents – End of Period	$397,857	$431,722

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the period presented.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2009 Annual Report on Form 10-K filed on July 29, 2009 and other financial reports filed by the Company from time to time.

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

ARBOR ENTECH CORPORATION

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (including any statements regarding the Company’s outlook for fiscal 2010 and beyond).  Any forward looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three and six months ended October 31, 2009. Selling, general and administrative expenses were $ 15,690 for the quarter ended October 31, 2009, as compared to $ 3,734 for the comparable prior period.  Selling, general and administrative expenses were $ 27,527 for the six months ended October 31, 2009, as compared to $ 14,320 for the comparable prior period. The increase in selling, general and administrative expenses was primarily due to an increase in professional fees.

For the quarter ended October 31, 2009, we had a net loss of  $15,189 compared to net loss of approximately $ 442 for the comparable prior period.  The increase in net loss was primarily due to an increase in professional fees associated with the change in control of the company and management. For the six months ended October 31, 2009, we had a net loss of approximately $ 26,000 compared to net loss of approximately $ 8,000 for the comparable prior period. The net loss was primarily due to an approximate $ 13,000 increase in professional fees and an approximate $ 6,000 reduction in interest income, due to a decrease in interest rates.

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

Liquidity and Capital Resources

At October 31, 2009, we had working capital of approximately $ 398,000 compared to working capital of approximately $ 424,000 at April 30, 2009.

As of October 31, 2009, we had cash and cash equivalents of $ 397,857 a decrease of approximately $27,000,   compared with our cash on hand at April 30, 2009.  Our assets at October 31, 2009 consisted solely of cash.

Operating activities used $ 26,496 in cash for the six months ended October 31, 2009, as compared to $ 8,698 during the comparable prior period.  The approximate $ 18,000 increase in cash used by our operating activities was primarily attributable to an increase in net loss.

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

As of October 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ARBOR ENTECH CORPORATION

Date: December 10, 2009	/s/ Brad Houtkin
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