Form 10-Q
period 2010-01-31
ARBOR ENTECH CORP
filed 2010-03-04
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
January 31, 2010	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site , if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of regulation ST (Sec. 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

The number of shares outstanding of registrant’s common stock at March 2, 2010 was 7,050,540 shares.

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

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

ASSETS
	January 31, 2010	April 30, 2009
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$391,923	$424,353

Total Current Assets	391,923	424,353

Total Assets	$391,923	$424,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$-

Total Current Liabilities

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding	7,050	7,050
7,050,540 Shares
Additional Paid-In Capital	2,365,441	2,365,441
Retained Earnings (Deficit)	(1,980,568)	(1,948,138)

Total Stockholders’ Equity	391,923	424,353

Total Liabilities and Stockholders’ Equity	$391,923	$424,353

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)
	January 31,
	2010	2009

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	6,421	7,253
	6,421	7,253

Loss from Operations	(6,421)	(7,253)
Other Income:
Interest	487	4,204

Net Income (Loss)	$(5,934)	$(3,049)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,050,540	7,050,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Nine Months Ended
	(Unaudited)
	January 31,
	2010	2009

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	33,949	21,573
	33,949	21,573

Loss from Operations	(33,949)	(21,573)
Other Income:
Interest	1,519	10,826

Net Income (Loss)	$(32,430)	$(10,747)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,050,540	7,050,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	(Unaudited)
	January 31,
	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$(32,430)	$(10,747)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided (Used) in Operating Activities:
Changes in Operating Assets and Liabilities:
Decrease in Other Current Assets	-	-
Increase (Decrease) in Accounts Payable and Accrued Liabilities	-	5,020

Total Adjustments	-	5,020

Net Cash Provided (Used) in Operating Activities	(32,430)	(5,727)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities	-	-

Increase (Decrease) in Cash and Cash Equivalents	(32,430)	(5,727)

Cash and Cash Equivalents – Beginning of Period	424,353	440,420

Cash and Cash Equivalents – End of Period	$391,923	$434,693

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three and nine months ended January 31, 2010. Selling, general and administrative expenses were $ 6,421 for the quarter ended January 31, 2010, as compared to $ 7,253 for the comparable prior period. Selling, general and administrative expenses were $ 33,949 for the nine months ended January 31, 2010, as compared to $ 21,573 for the comparable prior period. The increase in selling, general and administrative expenses was primarily due to an increase in professional fees.

For the quarter ended January 31, 2010, we had a net loss of $ 5,934 compared to a net loss of approximately $ 3,049 for the comparable prior period. The increase in net loss was primarily due to a decrease in interest income. For the nine months ended January 31, 2010, we had a net loss of approximately $ 32,430 compared to net loss of approximately $ 10,747 for the comparable prior period. The increase in net loss was primarily due to an approximate $ 12,000 increase in professional fees and an approximate $ 9,000 reduction in interest income, due to a decrease in interest rates.

Discontinued Operations

On September 2, 2003, we terminated our business relationship with Home Depot due to increased difficulties in transacting business with such company on a profitable basis. These difficulties included Home Depot’s prohibition against price increases, despite increases in our costs of production, a diminution in the Home Depot territories to which we were allowed to sell product, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons. The sale of our real estate resulted in a gain of approximately $ 186,000 for the year ended April 30, 2005.

Liquidity and Capital Resources

At January 31, 2010, we had working capital of approximately $ 391,923, compared to working capital of approximately $ 424,353 at April 30, 2009.

As of January 31, 2010, we had cash and cash equivalents of $ 391,923 a decrease of approximately $ 32,400, compared with our cash on hand at April 30, 2009. Our assets at January 31, 2010 consisted solely of cash.

Operating activities used $ 32,430 in cash for the nine months ended January 31, 2010, as compared to $ 5,727 during the comparable prior period. The increase in cash used by our operating activities was primarily attributable to an approximate $ 22,000 increase in net loss partially offset by an approximate $ 5,000 decrease in change in accounts payable.

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

Item3. Quantitative and Qualitative Disclosures about Market Risk

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

As of January 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ARBOR ENTECH CORPORATION

Date: March 2, 2010	/s/ Brad Houtkin
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