Form 10-K
period 2010-04-30
ARBOR ENTECH CORP
filed 2010-07-28
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act. Yes  X . No      .

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  X . No      .

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  As of October 31, 2009, the number of shares of voting stock held by non-affiliates was approximately 355,000. No market value is being provided of stock held by non-affiliated parties due to the limited market for our common stock. See “Item 5.”

ARBOR ENTECH CORPORATION

Form 10-K

April 30, 2010

PART I

Item 1. - Business

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

We owned 102 acres of property in Little Marsh, Pennsylvania. There was a wood packaging facility located on the property. The facility consisted of an enclosed structure of 17,000 square feet, with a 7,000 foot outdoor overhang and another 10,000 foot outdoor overhang. Approximately 12 acres of the property were devoted to our work area and the remaining 90 acres are forest land. The real property was mortgaged to Mark Shefts, who was then an officer, director and major stockholder, in consideration of his providing us a credit line of $100,000. We closed on the sale of the property to an unaffiliated party on July 20, 2005 pursuant to a contract entered into in April 2005.

At present, we are seeking other business opportunities, but we may not be able to identify any such opportunities, and even if we are able to identify other opportunities, we may not be able to capitalize on them or they may not be profitable. In March, 2010, we entered into a memorandum of understanding under which we were going to acquire Changing Times Vitamins, Inc. (“CTV”), a vitamin/food distributor. By mutual agreement with CTV, we abandoned our discussions regarding the acquisition of CTV.

We currently have no employees. Mr. Brad Houtkin, one of our officers, devotes a small portion of his time to us.

Current Business Strategy

The Company is seeking one or more potential business opportunities through merger or acquisition or the establishment of a new business. However, due to our limited working capital, it is likely that we will enter into only one business transaction.

We are currently in discussions with respect to a potential acquisition of an early stage, privately-held pre-revenue web portal company. We have not yet entered into a binding agreement with this company and consummation of any transaction would be subject to numerous conditions, including but not limited to our due diligence review and execution of mutually acceptable definitive agreements. We may or may not consummate the acquisition of this company.

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

A potential acquisition of a business may involve the acquisition of, or merger with, a company which does not need additional capital but which desires to establish a public trading market for its shares. A company that seeks a transaction with us in order to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of itself undertaking a public offering. Factors considered may include time delays, significant expense, and loss of voting control. In connection with such acquisition, it is possible that an amount of stock constituting control of us would be purchased from us or our current officers, directors and stockholders resulting in substantial profits to such persons without similar profits being realized by other stockholders. Moreover, no assurance can be given with respect to the experience or qualifications of as yet unknown persons who may, in the future, manage our operations and affairs or any business or subsidiary acquired by us. In the event of a change in control of us and our Board of Directors, the payment of any dividends would be wholly dependent upon such persons. Furthermore, it is impossible as yet to determine what, if any, rights applicable state law may provide to our shareholders in any merger or reorganization.

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

We assume that any business we acquire or equity investment we make, whether directly or by way of statutory merger, will involve a business that is new and unseasoned, or a business that has been operating for a limited period of time and has a limited or unsuccessful record of revenues or earnings. Investments in start-up enterprises involve a high degree of risk of total loss of investment. Except in cases of a merger or other instances where stockholders' approval may be required by applicable law, our stockholders will not have the opportunity to review the relative merits or weaknesses of any proposed business to be acquired or equity investment to be made and, accordingly, will have to rely upon the discretion of our management in selecting a business or investment.

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

However, we are currently in discussions with respect to a potential acquisition of an early stage, privately-held pre-revenue web portal company. We have not yet entered into a binding agreement with this company and consummation of any transaction would be subject to numerous conditions, including but not limited to our due diligence review and execution of mutually acceptable definitive agreements. We may or may not consummate the acquisition of this company.

We may use independent consultants (who may agree to receive our stock in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to us in any investment decision. We have not engaged any independent consultants as of July 21, 2010.

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

Competition

There are numerous companies seeking business opportunities which are larger, have more experience, and are better financed than we are. We may encounter intense competition from numerous other firms seeking new business opportunities. Any investments we make will entail a high degree of business and financial risk that may result in substantial losses to us.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2010.

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

	2010		2009
	High	Low	High	Low
First Quarter	$.54	$.54	$1.19	$1.19
Second Quarter	.54	.54	1.19	1.19
Third Quarter	.54	.54	1.19	.75
Fourth Quarter	2.00	.50	.75	.54

Recent Sales of Unregistered Securities – On March 26, 2010, we issued 300,000 shares of our common stock for services with a value of $7,500. The shares were issued to a single person who is an “accredited investor” within the meaning of Rule 506 of Regulation D under the Securities Act f 1933, as amended.

We believe that the foregoing transaction was exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (“the Act”) or Section 4(2) under the Act, based on the following facts: there was no general solicitation, there was a single “accredited investor” (within the meaning of Regulation D) who was sophisticated about business and financial matters, such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission, and all shares issued were subject to restrictions on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the 1933 Act.

Broker-Dealer Sales of Our Securities - Unless our Common Stock has a market price of at least $5.00 per share, such stock is covered by a Securities and Exchange Commission ("SEC") rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their securities in the secondary market.

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

Holders — There were approximately 172 holders of record of our common stock as of July 15, 2010, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of July 15, 2010 was 7,350,540 shares.

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

At present, we are seeking other business opportunities, but we may not be able to identify any such opportunities, and even if we are able to identify other opportunities, we may not be able to capitalize on them or they may not be profitable. We are currently in discussions with respect to a potential acquisition of an early stage, privately-held pre-revenue web portal company. We have not yet entered into a binding agreement with this company and consummation of any transaction would be subject to numerous conditions, including but not limited to our due diligence review and execution of mutually acceptable definitive agreements. We may or may not consummate the acquisition of this company.

Fiscal year ended April 30, 2010 compared to the fiscal year ended April 30, 2009

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2010 and 2009.

Selling, general and administrative expenses were $51,000 for the fiscal year ended April 30, 2010, an increase of $22,000 or approximately 75% over selling, general and administrative expenses of $29, 000 for the fiscal year ended April 30, 2009. The increase in selling, general and administrative expenses is primarily attributable to an increase in professional fees associated with annual and quarterly regulatory filings and transaction related work.

Interest income for the year ended April 30, 2010 was $1,900 compared to $14,000 for the year ended April 30, 2009, or a decrease of $12,100. This decrease was primarily attributable to lower interest rates.

For 2010, we had net loss of $49,000, as compared to a net loss of $15,000 for the comparable period of the prior year.

Liquidity and capital resources

As at April 30, 2010, we had cash and cash equivalents of approximately $386,000, compared to $424,000 at April 30, 2009, which in each case represented all of our assets. We believe we have adequate working capital to fund our search for a business opportunity for at least the next 12 months.

Our operating activities used approximately $38,000 in cash during the fiscal year ended April 30, 2010, as compared to using approximately $15,000 in cash during fiscal 2009. The approximate $23,000 increase in cash used by operating activities was primarily attributable to a $34,000 increase in net loss, partially offset by a $7,500 increase in stock for services, a non cash item of expense.

Since terminating our wood products business in September 2002, we have been unable to find a suitable business opportunity or merger candidate because of the limited cash resources available to us and the limited and sporadic trading market for our common stock. Nevertheless, we are continuing to explore various business opportunities that may be available to us.

We are currently in discussions with respect to a potential acquisition of an early stage, privately-held pre-revenue web portal company. We have not yet entered into a binding agreement with this company and consummation of any transaction would be subject to numerous conditions, including but not limited to our due diligence review and execution of mutually acceptable definitive agreements. We may or may not consummate the acquisition of this company.

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

As of April 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2010, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment of the effectiveness in internal control over financial reporting as of April 30, 2010, we concluded that our internal controls over financial reporting were effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Brad Houtkin	36	President, Treasurer, Director
Michael Houtkin	31	Secretary and Director
Sherry Houtkin	59	Director

Each director has been elected to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity. Officers are elected by the directors at meetings called by the directors for such purpose.

Brad Houtkin has been our President, Treasurer and a Director since December 15, 2008. Mr. Houtkin has also been COO of Houtkin Consulting, Inc., a real estate investment firm, since November, 2004. Prior to that, Mr. Houtkin was an executive officer of All Tech Investment Group, Inc., an investment firm.

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

To our knowledge, based on among other things a review of the copies of any such reports furnished to us, during the fiscal year ended April 30, 2010, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to such fiscal year.

Code of Ethics

We have not adopted a code of ethics as of the date hereof because we have had no business operations. We intend to adopt a code of ethics if and when we acquire an operating business.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to our President (principal executive officer), Treasurer (principal financial officer) and each of our other two most highly compensated executive officers (the "Named Executives") during or with respect to fiscal 2009 and 2010 for services rendered to us in all capacities.

Name and Principal Position	Fiscal Year	All Other Compensation ($)		Total ($)
Brad Houtkin, CEO, President, Treasurer (1)	2010	$—		$—
	2009	$—		$—
Harvey Houtkin, CEO (2)	2010	$—		$—
	2009	$—		$—
Mark Shefts CEO/CFO (2)	2010	$—		$—
	2009	$3,000	(3)	$3,000

(1)	Brad Houtkin became our CEO in December, 2008 in connection with acquiring control of our common stock.
(2)

Harvey Houtkin, our former CEO passed away in July, 2008, at which time, Mark Shefts became our acting CEO. Mr. Shefts resigned in December, 2008 in connection with Brad Houtkin’s acquiring control of our common stock.

(3)

Represents fees for administrative, accounting and bookkeeping services, which is the sole compensation paid to any executive officer in fiscal 2010 and 2009 . In 2009, these fees were paid to an affiliate of Mr. Shefts.

We do not have any employment agreements or stock option or bonus plans with any of our executive officers and we do not have any employees. No compensation was paid to any executive officer with respect to fiscal 2010. The only compensation paid to any executive officer with respect to fiscal 2009 was a fee of approximately $1,000 per quarter paid to an affiliated entity owned by Mr. Shefts for rent, administrative, accounting and bookkeeping services.

Narrative Compensation Disclosure

None of our executives are subject to employment contracts; however our President is eligible to receive bonuses at the discretion of the Board of Directors based on his contribution to the realization of our business objectives. No compensation was paid to any executive officer with respect to fiscal 2010. The only compensation paid to any executive officer with respect to fiscal 2009 was $3,000, which was in payment for rent, administrative, accounting and bookkeeping services provided by an entity affiliated with Mr. Shefts.

There were no outstanding equity awards at fiscal year-end. No grants of plan based awards were made in fiscal 2010. There were no option exercises and no stock awards vested, in each case during fiscal 2010. We have no plan that provides for payments in connection with retirement. We have no deferred compensation plans.

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

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of July 15, 2010, with respect to

•

any person known by us to own beneficially more than 5% of our common stock;

•

common stock beneficially owned by each of our officers and directors; and

•

the amount of common stock beneficially owned by our officers and directors as a group.

Name & Address of Beneficial Owner	Amount and Nature of Shares Beneficially Owned	Percentage of of Class (1)

Sherry Houtkin (2) 3900 Island Blvd., Penthouse #4 Aventura, Florida 33160	3,413,695	46.4%

Brad Houtkin (3) 5584 East Leitner Drive Coral Springs, FL 33067	6,817,695	92.8%

All directors and Executive officers as a group (3 persons)	6,817,695	92.8%

____________________________

(1)

Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Based upon 7,350,540 shares of common stock issued and outstanding as of July 15, 2010.

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

Item 13 - Certain Relationships and Related Transactions, Director Independence.

During the fiscal year ended April 30, 2009 , Mark Shefts, our former acting CEO, and his affiliates provided bookkeeping, accounting and administrative services to us for which we paid him or his affiliates $3,000 in 2009. In addition, upon the sale of our real estate in July 2005, the credit facility of $100,000 that we had with Mr. Shefts was terminated.

Item 14. - Principal Accountant Fees and Services.

Audit Fees

The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s for the years ended April 30:

	2010	2009
Audit Fees (1)	$9,500	$10,500
Audit-Related fees	-	-
Tax Fees (2)	$975	$-
All Other Fees	-	-
Total fees	$10,475	$10,500

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

Our Board of Directors is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent public accountants report directly to the Board and the Board is responsible for the resolution of disagreements between management and the independent public accountants. Consistent with the Securities and Exchange Commission requirements, the Board has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent public accountants. Accordingly, the Board pre-approved all services rendered by our independent public accountants. Our independent public accountants for the current fiscal year have been appointed by the Board.

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

Financial Statements

Arbor EnTech Balance Sheets - April 30, 2010 and 2009

Arbor EnTech Statement of Operations - Years ended April 30, 2010 and 2009

Arbor EnTech Statement of Stockholders’ Equity - Years ended April 30, 2010 and 2009

Arbor EnTech Statement of Cash Flows - Years ended April 30, 2010 and 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arbor EnTech Corporation

Date: July 27, 2010

/s/ Brad Houtkin

Brad Houtkin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Brad Houtkin	President, Treasurer and Director	July 27, 2010
Brad Houtkin	(Principal Executive, Financial and Accounting Officer)

/S/ Michael Houtkin	Secretary and Director	July 27, 2010
Michael Houtkin

/S/ Sherry Houtkin	Director	July 27, 2010
Sherry Houtkin

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Arbor EnTech Corporation

We have audited the accompanying balance sheets of Arbor EnTech Corporation as of April 30, 2010 and 2009 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2010 and 2009, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

July 27, 2010

ARBOR ENTECH CORPORATION

BALANCE SHEET

	Years Ended April 30,
	2010	2009
ASSETS

Current Assets:
Cash and Cash Equivalents	$386,388	$424,353

Total Current Assets	386,388	424,353

Total Assets	$386,388	$424,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$4,038	$-

Total Current Liabilities	4,038	-

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued And Outstanding 7,350,540 Shares	7,350	7,050
Additional Paid-In Capital	2,372,640	2,365,440
Retained Earnings (Deficit)	(1,997,640)	(1,948,138)

Total Stockholders’ Equity	382,350	424,353

Total Liabilities and Stockholders’ Equity	$386,388	$424,353

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF OPERATIONS

	Years Ended April 30,
	2010	2009

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	51,436	28,847
	51,436	28,847
Loss from Operations	(51,436)	(28,847)

Other Income:
Interest Income	1,934	13,780
Other	-	-
	1,934	13,780

Net Income (Loss)	$(49,502)	$(15,067)

Income (Loss) Per Common Share – Basic	$.00	$.00

Weighted Average Shares Outstanding	7,075,198	7,050,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2010 AND 2009

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance – April 30, 2008	7,050,540	$7,050	$2,365,441	$(1,933,071)	$439,420
Net Loss	-	-	-	(15,067)	(15,067)

Balance – April 30, 2009	7,050,540	7,050	2,365,440	(1,948,138)	424,353
Net Loss	-	-	-	(49,502)	(49,502)
Common Stock Issued for Services	300,000	300	7,200		7,500
Balance – April 30, 2010	7,350,540	$7,350	$2,372,640	$(1,997,640)	$382,350

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF CASH FLOWS

	Years Ended April 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$(49,502)	$(15,067)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used) in Operating Activities:
Common Stock Issued for Services	7,500
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable and Accrued Liabilities	4,038	(1,000)

Total Adjustments	4,038	(1,000)

Net Cash Provided by (Used) in Operating Activities	(37,964)	(15,067)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Increase (Decrease) in Cash and Cash Equivalents	(37,964)	(16,067)

Cash and Cash Equivalents – Beginning of Year	424,352	440,420

Cash and Cash Equivalents – End of Year	$386,388	$424,352

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

	$-	$-

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Nature of Business

Arbor EnTech Corporation (the “Company”) is a Delaware corporation that engaged in the production and wholesale distribution of wood products for home use, principally fireplace wood and garden stakes. The Company’s products were produced, packaged in and distributed from its facility in Little Marsh, Pennsylvania. The products were delivered by independent truckers to customer locations in the Northeastern United States. On September 22, 2003, the Company discontinued its wood products business. The Company is seeking other business opportunities and is currently in discussions with respect to a potential acquisition of an early stage, privately-held pre-revenue web portal company. The company has not yet entered into a binding agreement with this web portal company and consummation of any transaction would be subject to numerous conditions, including but not limited to due diligence review and execution of mutually acceptable definitive agreements. The company may or may not consummate the acquisition of this web portal company.

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

NOTE 2 - Summary of Significant Accounting Policies

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

ARBOR ENTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Income Taxes

For income tax purposes, the Company had available net operating loss carryforwards (“NOL”) at April 30, 2010 of approximately $305,000 expiring in various years from 2023 through 2028 to reduce future federal and state taxable income, if any.

The tax effects of significant items comprising deferred income taxes are as follows:

	April 30,
	2010		2009
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Net Operating Loss Carryforwards	$122,000	$-	$100,000	$-
	122,000	-	100,000	-
Less: Valuation Allowance	122,000	-	100,000	-

	$-	$-	$-	$-

The difference the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to a net operating loss carryforward for state taxes and an increase in the valuation allowance of approximately $22,000.

NOTE 4 - Related Party Transactions

The Company incurred $3,000 in accounting and administration fees to a company owned by an officer of the Company during the years ended April 30, 2009.

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