Form 10-Q
period 2010-07-31
ARBOR ENTECH CORP
filed 2010-09-14
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
July 31, 2010	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

The number of shares outstanding of registrant’s common stock at September 3rd, 2010 was 7,350,540 shares.

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

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

ASSETS
	July 31, 2010	April 30, 2010
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$378,556	$386,388

Total Current Assets	378,556	386,388

Total Assets	378,556	386,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$76	$4,038

Total Current Liabilities

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized
10,000,000 Shares;	7,350	7350
Issued and Outstanding: 7,350,540 Shares
Additional Paid-In Capital	2,372,640	2,372,640
Retained Earnings (Deficit)	(2,001,510)	(1,997,640)

Total Stockholders’ Equity	378,480	382,350

Total Liabilities and Stockholders’ Equity	$378,556	$386,388

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)
	July 31,
	2010	2009

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	4,244	11,838

Loss from Operations	(4,244)	(11,838)
Other Income:
Interest	374	529

Net Income (Loss)	$(3,870)	$(11,309)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,050,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	(Unaudited)
	July 31,
	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$(3,870)	$(11,309)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided (Used) in Operating Activities:
Changes in Operating Assets and Liabilities:
Decrease in Other Current Assets	-	-
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(3,962)	-

Total Adjustments	(3,962)	-

Net Cash Provided (Used) in Operating Activities	(7,832)	(11,309)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities	-	-

Increase (Decrease) in Cash and Cash Equivalents	(7,832)	(11,309)

Cash and Cash Equivalents – Beginning of Period	386,388	424,353

Cash and Cash Equivalents – End of Period	$378,556	$413,044

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the period presented.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2010 Annual Report on Form 10-K filed on July 28, 2010 and other financial reports filed by the Company from time to time.

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

We previously disclosed that we were in discussions with respect to a potential acquisition of an early stage, privately-held pre-revenue web portal company.  These discussions are no longer ongoing. Currently, we are seeking other business opportunities, but there can be no assurance that such opportunities will be identified, capitalized upon, or result in any profits.

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months ended July 31, 2010. Selling, general and administrative expenses were $ 4,244 for the quarter ended July 31, 2010, as compared to $ 11,838 for the comparable prior period. The decrease was due to a decrease in professional fees.

For the quarter ended July 31, 2010, we had a net loss of $ 3,870 compared to a net loss of approximately $ 11,309 for the comparable prior period.  The decrease in net loss was primarily due to a decrease in professional fees.

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

Liquidity and Capital Resources

At July 31, 2010, we had working capital of approximately $ 378,480, compared to working capital of approximately $ 382,350 at April 30, 2010.

As of July 31, 2010, we had cash and cash equivalents of $ 378,556 a decrease of approximately $7,800, compared with our cash on hand at April 30, 2010.  Our assets at July 31, 2010 consisted solely of cash.

Operating activities used $ 7,832 in cash for the three months ended July 31, 2010, as compared to $ 11,309 during the comparable prior period.  The decrease in cash used by our operating activities was primarily attributable to an approximate $7,400 decrease in net loss, partially offset by an approximate $ 4,000 decrease in accrued expenses and accounts payable.

Since terminating our wood products business in September 2003, due to limited cash resources and a limited and sporadic trading market for our Common Stock, among other reasons, we have been unable to find a suitable business opportunity or merger candidate. Nevertheless, we continue to seek business opportunities, including potential acquisition candidates.

During the remainder of fiscal 2011, we do not anticipate that we will incur any capital expenditures.

We anticipate that our operating activities will generate negative net cash flow during the balance of fiscal 2011. We believe that the cash on hand will be sufficient for meeting our liquidity and capital resource needs for the next year.

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

As of July 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item1.  Legal Proceedings

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

ARBOR ENTECH CORPORATION

Date: September 14, 2010	/s/ Brad Houtkin
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