Form 10-Q
period 2010-10-31
ARBOR ENTECH CORP
filed 2010-12-14
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
October 31, 2010	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

The number of shares outstanding of registrant’s common stock at December 13, 2010 was 7,350,540 shares.

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

Yes  X    No       .

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION
CONDENSED BALANCE SHEETS

ASSETS
	October 31, 2010	April 30, 2010
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$361,268	$386,388
Prepaid Expenses	1,450
Total Current Assets	362,718	386,388

Total Assets	$362,718	$386,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$4,038

Total Current Liabilities	-	4,038

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized
10,000,000 Shares;
Issued and Outstanding: 7,350,540 Shares	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Earnings (Deficit)	(2,017,272)	(1,997,640)

Total Stockholders’ Equity	362,718	382,350

Total Liabilities and Stockholders’ Equity	$362,718	$386,388

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)

	October 31,
	2010	2009

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	16,126	15,690

Loss from Operations	(16,126)	(15,690)
Other Income:
Interest	363	501

Net Income (Loss)	$(15,763)	$(15,189)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,050,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended
	(Unaudited)

	October 31,
	2010	2009

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	20,369	27,527

Loss from Operations	(20,369)	(27,527)
Other Income:
Interest	737	1,031

Net Income (Loss)	$(19,632)	$(26,496)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,050,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	(Unaudited)

	October 31,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(19,632)	$(26,496)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Increase in Other Current Assets	(1,450)	-
Decrease in Accounts Payable and Accrued Liabilities	(4,038)	-

Total Adjustments	(5,488)	-

Net Cash Used in Operating Activities	(25,120)	(26,496)

Decrease in Cash and Cash Equivalents	(25,120)	(26,496)

Cash and Cash Equivalents – Beginning of Period	386,388	424,353

Cash and Cash Equivalents – End of Period	$361,268	$397,857

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months ended October 31, 2010. Selling, general and administrative expenses were $16,126 for the quarter ended October 31, 2010, as compared to $15,690 for the comparable prior period.  For the six months ended October 31, 2010, selling, general and administrative expenses were $20,369, as compared to $27,527 for the comparable prior period. The decrease was primarily due to a decrease in filing and professional fees.

For the quarter ended October 31, 2010, we had a net loss of $15,763 compared to a net loss of approximately $15,189 for the comparable prior period.   For the six months ended October 31, 2010, we had a net loss of $19,632, compared to a net loss of approximately $26,496, for the comparable prior period.  The decrease in net loss was primarily due to an approximate $7,158 decrease in professional fees.

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

Liquidity and Capital Resources

At October 31, 2010, we had working capital of approximately $362,718, compared to working capital of approximately $382,350 at April 30, 2010.

As of October 31, 2010, we had cash and cash equivalents of $361,268 a decrease of approximately $25,120, compared with our cash on hand at April 30, 2010.  Our assets at October 31, 2010 consisted solely of cash.

Operating activities used $25,120 in cash for the six months ended October 31, 2010, as compared to $26,496 during the comparable prior period.  The decrease in cash used by our operating activities was primarily attributable to a $6,864 decrease in net loss, partially offset by a $5,488 decrease in accrued expenses/accounts payable and prepaid expenses.

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

As of October 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item1.  Legal Proceedings

None

Item1A.  Risk Factors

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

Item2.  Unregistered Sales of Equity Securities and Use of proceeds

None

Item3.  Defaults on Senior Securities

None

Item4.  Submission of Matters to a Vote of Security Holders

None

Item5.  Other Information

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

ARBOR ENTECH CORPORATION

Date: December 14, 2010	/s/ Brad Houtkin
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