Form 10-Q
period 2011-01-31
ARBOR ENTECH CORP
filed 2011-03-09
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
January 31, 2011	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

 Yes   X  . No      .

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file).

 Yes      . No      .

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

 Yes   X  . No      .

As of March 11th, 2011, the registrant had a total of 7,350,540 shares of Common Stock outstanding.

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

ASSETS
	January 31, 2011	April 30, 2010
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$354,431	$386,388

Total Current Assets	354,431	386,388

Total Assets	$354,431	$386,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$4,038

Total Current Liabilities

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized
10,000,000 Shares; Issued and Outstanding	7,350	7,350
7,350,540 Shares
Additional Paid-In Capital	2,372,640	2,372,640
Retained Earnings (Deficit)	(2,025,559)	(1,997,640)

Total Stockholders’ Equity	354,431	382,350

Total Liabilities and Stockholders’ Equity	$354,431	$386,388

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)
	January 31,
	2011	2010

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	8,615	6,421
	8,615	6,421

Loss from Operations	(8,615)	(6,421)
Other Income:
Interest	327	487

Net Income (Loss)	$(8,288)	$(5,934)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,050,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

		Nine Months Ended
		(Unaudited)
		January 31,
		2011	2010

Net Sales		$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses		28,984	33,949
		28,984	33,949

Loss from Operations		(28,984)	(33,949)
Other Income:
Interest		1,065	1,519

Net Income (Loss)		$(27,919)	$(32,430)

Income (Loss) Per Common Share – Basic	$		$-

Weighted Average Shares Outstanding		7,350,540	7,050,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	(Unaudited)
	January 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$(27,919)	$(32,430)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided (Used) in Operating Activities:
Changes in Operating Assets and Liabilities:

Increase (Decrease) in Accounts Payable and Accrued Liabilities	(4,038)

Total Adjustments	(4,038)

Net Cash Provided (Used) in Operating Activities	(31,957)	(32,430)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities	-	-

Increase (Decrease) in Cash and Cash Equivalents	(31,957)	(32,430)

Cash and Cash Equivalents – Beginning of Period	386,388	424,353

Cash and Cash Equivalents – End of Period	$354,431	$391,923

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three and nine months ended January 31, 2011. Selling, general and administrative expenses were $ 8,615 for the quarter ended January 31, 2011, as compared to $6,421 for the comparable prior period. Selling, general and administrative expenses were $ 28,984 for the nine months ended January 31, 2011, as compared to $ 33,949 for the comparable prior period. The changes in selling, general and administrative expenses were primarily due to changes in professional fees for the respective  reporting periods.

For the quarter ended January 31, 2011, we had a net loss of $ 8,288 compared to a net loss of approximately $5,934 for the comparable prior period. The increase in net loss was primarily due to an increase in professional fees.

For the nine months ended January 31, 2011, we had a net loss of approximately $ 27,919 compared to net loss of approximately $32,430 for the comparable prior period. The decrease in net loss was primarily due to decrease in professional fees and a decrease in interest income.

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

Liquidity and Capital Resources

At January 31, 2011, we had working capital of $354,431, compared to working capital of  $382,350 at April 30, 2010.

As of January 31, 2011, we had cash and cash equivalents of $354,431 a decrease of approximately $31,957, compared with our cash on hand at April 30, 2010. Our assets at January 31, 2011 consisted solely of cash.

Operating activities used $31,957 in cash for the nine months ended January 31, 2011, as compared to $32,430 during the comparable prior period.

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

Item 4T. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of January 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 4. Reserved

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

(31.1)

Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

(32.1)

Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR ENTECH CORPORATION

Date: March 7, 2011	/s/ Brad Houtkin
Brad Houtkin
Principal Executive Officer and Principal Financial Officer

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

(31.1)

Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(32.1)

Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.