Form 10-K
period 2011-04-30
ARBOR ENTECH CORP
filed 2011-07-13
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2011

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

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  As of October 31, 2010, the number of shares of voting stock held by non-affiliates was approximately 355,000. No market value is being provided of stock held by non-affiliated parties due to the limited market for our common stock. See “Item 5.”

At July 8, 2011, there were 7,350,540 common shares issued and outstanding.

ARBOR ENTECH CORPORATION

Form 10-K

April 30, 2011

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

We may use independent consultants (who may agree to receive our stock in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to us in any investment decision. We have not engaged any independent consultants as of July 8, 2011.

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

Item 4.  Reserved

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information —our common stock is quoted in the over-the-counter market on the Electronic Bulletin Board of the OTC market, under the symbol “ARBE.OB.” Our stock is not traded or quoted on any automated quotation system. There is no established trading market for our common stock, and there is essentially no trading in our common stock. Quotations for and transactions in our common stock are highly sporadic and such information should not be relied upon as a meaningful indication of the price at which a shareholder could sell our common stock. Accordingly, no price information is being supplied herein.

Recent Sales of Unregistered Securities.  During the year ended April 30, 2011, no securities were issued by the Company. On March 26, 2010, we issued 300,000 shares of our common stock for services with a value of $7,500. The shares were issued to a single person who is an “accredited investor” within the meaning of Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

Holders — There were approximately 170 holders of record of our common stock as of July 8, 2011, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of July 8, 2011was 7,350,540 shares.

Dividends — a cash dividend of $.15 per share was declared in April 2004 and paid on May 1, 2004 to all stockholders of record as of March 22, 2004. No other dividends have since been declared on our stock, and we do not anticipate paying dividends on our common stock in the foreseeable future.

Item 6.

Selected Financial Data

Not applicable.

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

Fiscal year ended April 30, 2011 compared to the fiscal year ended April 30, 2010

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2011 and 2010.

Selling, general and administrative expenses were $32,000 for the fiscal year ended April 30, 2011, a decrease of $19,000 or approximately 37 % over selling, general and administrative expenses of $51,000 for the fiscal year ended April 30, 2010. The decrease in selling, general and administrative expenses is primarily attributable to a decrease in professional fees.

Interest income for the year ended April 30, 2011 was $1,300 compared to $1,900 for the year ended April 30, 2010.

For 2011, we had net loss of $31,000, as compared to a net loss of $49,000 for the comparable period of the prior year.

Liquidity and capital resources

As at April 30, 2011, we had cash and cash equivalents of approximately $352,000, compared to $386,000 at April 30, 2010, which in each case represented all of our assets. We believe we have adequate working capital to fund our search for a business opportunity for at least the next 12 months.

Our operating activities used approximately $35,000 in cash during the fiscal year ended April 30, 2011 as compared to $38,000 in cash during the fiscal year ended April 30, 2010.

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

Not applicable.

Item 9A. Controls and Procedures.

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

As of April 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Brad Houtkin	36	President, Treasurer, Director (1)
Michael Houtkin	32	Secretary and Director
Sherry Houtkin	60	Director

___________

(1)

Mr. Houtkin serves as our Principal Executive, Financing and Accounting Officer.

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

Sherry Houtkin has been one of our directors since February 1994. Sherry Houtkin has been employed by Houtkin Consulting Corp., an investment consulting firm, since June 2009.  She has not been affiliated or employed by any other company in the last five years.

Family Relationships

Brad Houtkin and Michael Houtkin are Sherry Houtkin’s sons, and Michael and Brad Houtkin are brothers. Our Board members have served as directors due to their 92.5% family control of the Company.

Lack of Committees and Independent Directors

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

LACK OF INDEPENDENT DIRECTORS

Under the National Association of Securities Dealers Automated Quotations definition, an “independent director” means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Arbor has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Arbor’s outside auditor.

The term “Financial Expert” is defined under the Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Currently, the Company has no independent directors. The Company may in the future seek to add to the Board an “independent director” who is a “financial expert” and at that time, to form an audit committee. In the event an audit committee is established, of which there can be no assurances given, its first responsibility would be to adopt a written charter.  Such charter would be expected to include, among other things:

▪

being directly responsible for the appointment, compensation and oversight of our independent auditor, which shall report directly to the audit committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

▪

annually reviewing and reassessing the adequacy of the committee’s formal charter;

▪

reviewing the annual audited financial statements with our management and the independent auditors and the adequacy of our internal accounting controls;

▪

reviewing analyses prepared by our management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

▪

reviewing the independence of the independent auditors;

▪

reviewing our auditing and accounting principles and practices with the independent auditors and reviewing major changes to our auditing and accounting principles and practices as suggested by the independent auditor or its management;

▪

reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

▪

all responsibilities given to the audit committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Delaware and our By-Laws. Members of the Board are kept informed of our business through discussions with the Principal Executive Officer and other key members of management, by reviewing materials provided to them by management.

We intend to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we will adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We will also adopt changes, as appropriate, to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the SEC and any applicable securities exchange.

Director Qualifications and Diversity

In the future, the Board expects to seek independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board will be particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the finance and capital market industries.

In evaluating future nominations to the Board of Directors, our Board expects to look for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

Risk Oversight

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to the full board for oversight. These risks include, without limitation, the following:

Risks and exposures associated with strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

Risks and exposures relating to corporate governance; and management and director succession planning.

Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

In accordance with the Company's By-Laws, the Chairman of the Board presides at all meetings of the Board. Since the Company does not have a Chairman of the Board, the By-Laws of the Corporation require the President, Brad Houtkin, to serve as the Chairman of the Board and to preside at all meetings. Currently, the offices of President (who serves as Chairman of the Board and Chief Executive Officer) are not separated. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is likely is in the best interests of the Company.

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

To our knowledge, based on among other things a review of the copies of any such reports furnished to us, during the fiscal year ended April 30, 2011, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to such fiscal year.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to our President (principal executive officer) and Treasurer (principal financial officer).

Name and Principal Position	Fiscal Year	All Other Compensation ($)	Total ($)
Brad Houtkin, CEO, President, Treasurer (1)	2011	$—	$—
	2010	$—	$—

(1)	Brad Houtkin became our CEO in December, 2008 in connection with acquiring control of our common stock.

We do not have any employment agreements or stock option or bonus plans with any of our executive officers and we do not have any employees. No compensation was paid to any executive officer with respect to fiscal 2011 or 2010.

Narrative Compensation Disclosure

None of our executives are subject to employment contracts; however our President is eligible to receive bonuses at the discretion of the Board of Directors based on his contribution to the realization of our business objectives. No compensation was paid to any executive officer with respect to fiscal 2011 or 2010.

There were no outstanding equity awards at fiscal year-end. No grants of plan based awards were made in fiscal 2010. There were no option exercises and no stock awards vested, in each case during fiscal 2011 or 2010. We have no plan that provides for payments in connection with retirement. We have no deferred compensation plans.

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

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of July 8, 2011, with respect to

•

any person known by us to own beneficially more than 5% of our common stock;

•

common stock beneficially owned by each of our officers and directors; and

•

the amount of common stock beneficially owned by our officers and directors as a group.

Name & Address of Beneficial Owner	Amount and Nature of Shares Beneficially Owned	Percentage of of Class (1)

Sherry Houtkin (2) 3900 Island Blvd., Penthouse #4 Aventura, Florida 33160	3,395,000	46.2%

Brad Houtkin (3) 5584 East Leitner Drive Coral Springs, FL 33067	6,799,000	92.5%

Michael Houtkin	-0-	0.0%

All directors and Executive officers as a group (3 persons)	6,799,000	92.5%

____________________________

(1)

Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Based upon 7,350,540 shares of common stock issued and outstanding as of May 31, 2011.

(2)

Represents shares owned by Airmont Trust, Sherry Houtkin, Trustee, is co-trustee with her son, Brad Houtkin. Sherry Houtkin and Brad Houtkin share voting and investment control over these shares in their capacities as trustees.

(3)

Includes 3,395,000 shares owned by Airmont Trust of which Brad Houtkin is co-trustee with his mother, Sherry Houtkin. Sherry Houtkin and Brad Houtkin share voting and investment control over these shares in their capacities as trustees of the Airmont Trust. The remaining 3,404,000 shares are held of record by Mr. Houtkin.

Item 13. - Certain Relationships and Related Transactions, Director Independence.

For the two years ended April 30, 2011, there have been no transactions between the Company and its officers and directors.

Since each director of the Company is related to each other, an officer and/or principal stockholder of the Company, the Company lacks independent directors. See Item 10.

Item 14. - Principal Accountant Fees and Services.

Audit Fees

The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s for the years ended April 30:

	2010	2011
Audit Fees (1)	$9,500	$9,500
Audit-Related fees	-
Tax Fees (2)	-	-
All Other Fees	-
Total fees	$9,500	$9,500

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

(2)

There were no tax fees incurred for preparation of our tax returns for 2010 and 2011.

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

Financial Statements

Arbor EnTech Balance Sheets - April 30, 2011 and 2010

Arbor EnTech Statement of Operations - Years ended April 30, 2011 and 2010

Arbor EnTech Statement of Stockholders’ Equity - Years ended April 30, 2011 and 2010

Arbor EnTech Statement of Cash Flows - Years ended April 30, 2011 and 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arbor EnTech Corporation

Date: July 12, 2011

/s/ Brad Houtkin

Brad Houtkin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Brad Houtkin	President, Treasurer and Director	July 12, 2011
Brad Houtkin	(Principal Executive, Financial and Accounting Officer)

/S/ Michael Houtkin	Secretary and Director	July 12, 2011
Michael Houtkin

/S/ Sherry Houtkin	Director	July 12, 2011
Sherry Houtkin

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Arbor EnTech Corporation

We have audited the accompanying balance sheets of Arbor EnTech Corporation as of April 30, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2011 and 2010, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

July 12, 2011

ARBOR ENTECH CORPORATION

BALANCE SHEET

	Years Ended April 30,
	2011	2010
ASSETS

Current Assets:
Cash and Cash Equivalents	$351,605	$386,388

Total Current Assets	351,605	386,388

Total Assets	$351,605	$386,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$4,038

Total Current Liabilities	-	4,038

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued And Outstanding 7,350,540 Shares	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Earnings (Deficit)	(2,028,385)	(1,997,640)

Total Stockholders’ Equity	351,605	382,350

Total Liabilities and Stockholders’ Equity	$351,605	$386,388

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF OPERATIONS

	Years Ended April 30,
	2011	2010

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	32,064	51,436
	32,064	51,436
Loss from Operations	(32,064)	(51,436)

Other Income:
Interest Income	1,319	1,934
Other		-
	1,319	1,934

Net Income (Loss)	$(30,745)	$(49,502)

Income (Loss) Per Common Share – Basic	$.00	$.00

Weighted Average Shares Outstanding	7,350,540	7,075,198

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2011 AND 2010

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance – April 30, 2009	7,050,540	$7,050	$2,365,440	$(1,948,138)	$424,353
Net Loss	-	-	-	(49,502)	(49,502)
Common Stock Issued for Services	300,000	300	7,200		7,500
Balance – April 30, 2010	7,350,540	$7,350	$2,372,640	$(1,997,640)	$382,350
Net Loss	-	-	-	(30,745)	(30,745)
Balance - April 30, 2011	7,350,540	$7,350	$2,372,640	$2,028,385	$351,605

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENT OF CASH FLOWS

	Years Ended April 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$(30,745)	$(49,502)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used) in Operating Activities:
Common Stock Issued for Services	-	7,500
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(4,038)	4,038

Total Adjustments	(4,038)	4,038

Net Cash Provided by (Used) in Operating Activities	(34,783)	(37,964)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Increase (Decrease) in Cash and Cash Equivalents	(34,783)	(37,964)

Cash and Cash Equivalents – Beginning of Year	386,388	424,352

Cash and Cash Equivalents – End of Year	$351,605	$386,388

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

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

ARBOR ENTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Income Taxes

For income tax purposes, the Company had available net operating loss carryforwards (“NOL”) at April 30, 2011 of approximately $334,000 expiring in various years from 2023 through 2030 to reduce future federal and state taxable income, if any.

The tax effects of significant items comprising deferred income taxes are as follows:

	April 30,
	2010		2011
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Net Operating Loss Carryforwards	$122,000	$-	$134,000	$-
	122,000	-	134,000	-
Less: Valuation Allowance	122,000	-	134,000	-

	$-	$-	$-	$-

The difference the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to a net operating loss carryforward for state taxes and an increase in the valuation allowance of approximately $12,000.

NOTE 4 - Recent Accounting Pronouncements

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period..

EXHIBIT INDEX

3.a.	Articles of Incorporation (1)

3.b.	By-Laws (2)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (3)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

(2)

Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999, and incorporated herein by this reference.

(3)	Filed herewith.