Form 10-Q
period 2011-07-31
ARBOR ENTECH CORP
filed 2011-09-12
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
July 31, 2011	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of regulation ST (Sec. 232.405)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

The number of shares outstanding of registrant's common stock at July 31, 2011 was 7,350,540 shares.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes   X  . No      .

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

ASSETS
	July 31, 2011	April 30, 2011
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$348,413	$351,605

Total Current Assets	348,413	351,605

Total Assets	$348,413	$351,605

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$5,000	$-

Total Current Liabilities	5,000	-

Commitments and Contingencies

Stockholders' Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding: 7,350,540 Shares	7350	7350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Earnings (Deficit)	(2,036,577)	(2,028,385)

Total Stockholders' Equity	343,413	351,605

Total Liabilities and Stockholders' Equity	$348,413	$351,605

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)
	July 31,
	2011	2010

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	8,426	4,244

Loss from Operations	(8,426)	(4,244)
Other Income:
Interest	234	374

Net Loss	$(8,192)	$(3,870)

Loss Per Common Share - Basic	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	(Unaudited)
	July 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$(8,192)	$(3,870)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) in Operating Activities:

Changes in Operating Assets and Liabilities:

Increase (Decrease) in Accounts Payable and Accrued Liabilities	5,000	(3,962)

Total Adjustments	5,000	(3,962)

Net Cash Provided (Used) in Operating Activities	(3,192)	(7,832)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities	-	-

Increase (Decrease) in Cash and Cash Equivalents	(3,192)	(7,832)

Cash and Cash Equivalents - Beginning of Period	351,605	386,388

Cash and Cash Equivalents - End of Period	$348,413	$378,556

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the "Company") without audit; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company's financial position and results of operations and cash flows for the period presented.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2011 Annual Report on Form 10-K filed on July 13, 2011 and other financial reports filed by the Company from time to time.

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

ARBOR ENTECH CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report may contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (including any statements regarding the Company's outlook for fiscal 2010 and beyond).  Any forward looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

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

Our significant accounting policies are described in the Notes to these financial statements.   Currently, based on the Company's limited activity, we do not believe that there are any accounting policies that require the application of difficult, subjective or complex judgments.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months ended July 31, 2011. Selling, general and administrative expenses were $8,426 for the quarter ended July 31, 2011, as compared to $4,244 for the comparable prior period. This change was due to an increase in professional fees.

For the quarter ended July 31, 2011, we had a net loss of $8,192 compared to a net loss of $3,870 for the comparable prior period.  The change in net loss was primarily due to an increase in professional fees.

Discontinued Operations

On September 2, 2003, we terminated our business relationship with Home Depot due to increased difficulties in transacting business with such company on a profitable basis.  These difficulties included Home Depot's prohibition against price increases, despite increases in our costs of production, a diminution in the Home Depot territories to which we were allowed to sell product, and Home Depot's demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.  The sale of our real estate resulted in a gain of approximately $186,000 for the year ended April 30, 2005.

Liquidity and Capital Resources

At July 31, 2011, we had working capital of approximately $343,413, compared to working capital of approximately $351,605 at April 30, 2011. As of July 31, 2011, we had cash and cash equivalents of $348,413, a decrease of approximately $3,192, compared with our cash on hand at April 30, 2011.  Our assets at July 31, 2011 consisted solely of cash.  Operating activities used $3,192 in cash for the three months ended July 31, 2011, as compared to $7,832 during the comparable prior period.

Since terminating our wood products business in September 2003, due to limited cash resources and a limited and sporadic trading market for our Common Stock, among other reasons, we have been unable to find a suitable business opportunity or merger candidate. Nevertheless, we continue to seek business opportunities, including potential acquisition candidates.

During the remainder of fiscal 2012, we do not anticipate that we will incur any capital expenditures.

We anticipate that our operating activities will generate negative net cash flow during the balance of fiscal 2012. We believe that the cash on hand will be sufficient for meeting our liquidity and capital resource needs for the next year.

Off-Balance Sheet Transactions

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a "smaller reporting company," as defined by applicable SEC regulation.

Item 4T. Controls and Procedures

Management's Report on Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of July 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item1.  Legal Proceedings

None

Item 1A.  Risk Factors

This Item is not applicable because we are a "smaller reporting company," as defined by applicable SEC regulation.

Item 2.  Unregistered Sales of Equity Securities and Use of proceeds

None

Item 3.  Defaults on Senior Securities

None

Item 4.  Reserved.

None

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

3(a)

Articles of Incorporation, previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

3(b)

By-laws of the Company, previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999, and incorporated herein by this reference.

4.	Form of common stock certificate, filed as the same exhibit number to our Form 10Q filed on March 17, 2009, and incorporated herein by this reference.
31.	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.	Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR ENTECH CORPORATION

Date: September 12, 2011	/s/ Brad Houtkin
Brad Houtkin
President and Chief Financial Officer

EXHIBIT INDEX

3(a)

Articles of Incorporation, previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

3(b)

By-laws of the Company, previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999, and incorporated herein by this reference.

4.	Form of common stock certificate, filed as the same exhibit number to our Form 10Q filed on March 17, 2009, and incorporated herein by this reference.
31.	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.	Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

____________________

* Filed herewith.