Form 10-Q
period 2011-10-31
ARBOR ENTECH CORP
filed 2011-12-07
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

__________________

For the Quarter Ended	Commission File Number
October 31, 2011	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

2295 N.W. Corporate Blvd., Suite 230, Boca Raton, FL 33431

Telephone (561) 245-8347

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X  .   No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site , if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of regulation ST (Sec. 232.405)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X  .  No

The number of shares outstanding of registrant’s common stock at October 31, 2011 was 7,350,540 shares.

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

Yes  X    No       .

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION
CONDENSED BALANCE SHEETS

ASSETS
	October 31, 2011	April 30, 2011
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$336,294	$351,605
Total Current Assets	336,294	351,605

Total Assets	$336,294	$351,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$-

Total Current Liabilities	-	-

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $.001 Par Value; Authorized 10,000,000 Shares; Issued and Outstanding: 7,350,540 Shares	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Earnings (Deficit)	(2,043,696)	(2,028,385)

Total Stockholders’ Equity	336,294	351,605

Total Liabilities and Stockholders’ Equity	$336,294	$351,605

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)

	October 31,
	2011	2010

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	7,258	16,126

Loss from Operations	(7,258)	(16,126)
Other Income:
Interest	139	363

Net Income (Loss)	$(7,119)	$(15,763)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended
	(Unaudited)

	October 31,
	2011	2010

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	15,684	20,369

Loss from Operations	(15,684)	(20,369)
Other Income:
Interest	373	737

Net Income (Loss)	$(15,311)	$(19,632)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	(Unaudited)

	October 31,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(15,311)	$(19,632)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Increase in Other Current Assets	-	(1,450)
Decrease in Accounts Payable and Accrued Liabilities	-	(4,038)

Total Adjustments	-	(5,488)

Net Cash Used in Operating Activities	(15,311)	(25,120)

Decrease in Cash and Cash Equivalents	(15,311)	(25,120)

Cash and Cash Equivalents – Beginning of Period	351,605	386,388

Cash and Cash Equivalents – End of Period	$336,294	$361,268

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2011 Annual Report on Form 10-K filed on July 13, 2011 and other financial reports filed by the Company from time to time.

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

(C)

SUBSEQUENT EVENTS

On December 1, 2011, the Board of Directors has approved and the majority of stockholders have consented to an increase in the authorized capital stock from 10,000,000 common shares, $.001 par value, to 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $.001 par value, and 1,000,000 shares of preferred stock, $.001 par value. The preferred stock shall be issuable in series with such rights, preferences and terms as determined by the board of directors. The Company shall not take any action to implement the changes to the capital stock via an amendment to its Certificate of Incorporation to be filed with the Secretary of State of the State of Delaware until at least 20 days has elapsed from the mailing of an Information Statement to stockholders, which is anticipated to occur on or about December 12, 2011.

ARBOR ENTECH CORPORATION

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (including any statements regarding the Company’s outlook for fiscal 2012 and beyond).  Any forward looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months ended October 31, 2011. Selling, general and administrative expenses were $ 7,258 for the quarter ended October 31, 2011, as compared to $ 16,126 for the comparable prior period.  For the six months ended October 31, 2011, selling, general and administrative expenses were $ 15,684, as compared to $20,369 for the comparable prior period. The decrease was primarily due to a decrease in filing and professional fees.

For the quarter ended October 31, 2011, we had a net loss of $ 7,119 compared to a net loss of $ 15,763  for the comparable prior period.   For the six months ended October 31, 2011, we had a net loss of $15,311, compared to a net loss of $ 19,632, for the comparable prior period.  The decrease in net loss was primarily due to a decrease in professional fees.

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

Liquidity and Capital Resources

At October 31, 2011, we had working capital of $ 336,294, compared to working capital of $ 351,605 at April 30, 2011.

As of October 31, 2011, we had cash and cash equivalents of $ 336,294 a decrease of $15,311, compared with our cash on hand at April 30, 2011.  Our assets at October 31, 2011 consisted solely of cash.

Operating activities used $15,311 in cash for the six months ended October 31, 2011, as compared to $25,120 during the comparable prior period.  The decrease in cash used by our operating activities in 2011 was primarily attributable to a $ 4,321 decrease in net loss, and payments of accounts payable in 2010 with none paid in 2011.

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

As of October 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 3.  Defaults on Senior Securities

None

Item 4.  Reserved

Item 5.  Other Information

On November 1, 2011, the Registrant changed the address of its principal executive offices to 2295 NW Corporate Blvd., Suite 230, Boca Raton, FL 33431, Tel: 561-245-8347 from 7100 Island Blvd., Slip 21, Aventura, FL 33160, Tel: (305) 466-6988. Also, see “Subsequent Events” regarding an upcoming change in the Company’s authorized capital stock.

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

ARBOR ENTECH CORPORATION

Date: December 7, 2011	/s/ Brad Houtkin
Brad Houtkin
President and Principal Financial Officer

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