Form 10-Q
period 2012-01-31
ARBOR ENTECH CORP
filed 2012-03-09
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
January 31, 2012	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

Yes   X  . No      .

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

Yes   X  . No      .

As of January 31, 2012, the registrant had a total of 7,350,540 shares of Common Stock outstanding.

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

ASSETS
	January 31, 2012	April 30, 2011
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$331,203	$351,605

Total Current Assets	331,203	351,605

Total Assets	$331,203	$351,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$-

Total Current Liabilities

Commitments and Contingencies

Stockholders’ Equity: Preferred Stock, $.001 Par Value; Authorized 1,000,000; None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; Authorized 100,000,000 and 10,000,000 Shares; Issued and Outstanding 7,350,540 Shares as of January 31, 2012 and April 30, 2011, respectively	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Earnings (Deficit)	(2,048,787)	(2,028,385)

Total Stockholders’ Equity	331,203	351,605

Total Liabilities and Stockholders’ Equity	$331,203	$351,605

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)
	January 31,
	2012	2011

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	5,337	8,615
	5,337	8,615

Loss from Operations	(5,337)	(8,615)
Other Income:
Interest	246	327

Net Income (Loss)	$(5,091)	$(8,288)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Nine Months Ended
	(Unaudited)
	January 31,
	2012	2011

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	21,022	28,984
	21,022	28,984

Loss from Operations	(21,022)	(28,984)
Other Income:
Interest	620	1,065

Net Income (Loss)	$(20,402)	$(27,919)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	(Unaudited)
	January 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income (Loss)	$(20,402)	$(27,919)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) in Operating Activities:

Changes in Operating Assets and Liabilities:	-	-

Increase (Decrease) in Accounts Payable and Accrued Liabilities	-	(4,038)

Total Adjustments	-	(4038)

Net Cash Provided (Used) in Operating Activities	(20,402)	(31,957)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities	-	-

Increase (Decrease) in Cash and Cash Equivalents	(20,402)	(31,957)

Cash and Cash Equivalents – Beginning of Period	351,605	386,388

Cash and Cash Equivalents – End of Period	$331,203	$354,431

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

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

(C)  Certificate of Amendment

On December 1, 2011, the Board of Directors has approved and the majority of stockholders have consented to an increase in the authorized capital stock from 10,000,000 common shares, $.001 par value, to 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $.001 par value, and 1,000,000 shares of preferred stock, $.001 par value. The preferred stock shall be issuable in series with such rights, preferences and terms as determined by the board of directors. The Certificate of Amendment to the Company’s Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on January 4, 2012.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three and nine months ended January 31, 2012. Selling, general and administrative expenses were $ 5,337 for the quarter ended January 31, 2012, as compared to $8,615 for the comparable prior period. Selling, general and administrative expenses were $ 21,022 for the nine months ended January 31, 2012, as compared to $28,984 for the comparable prior period. The changes in selling, general and administrative expenses were primarily due to changes in professional fees for the respective reporting periods.

For the quarter ended January 31, 2012, we had a net loss of $5,091 compared to a net loss of  $8,288 for the comparable prior period. The decrease in net loss was primarily due to a decrease in professional fees.

For the nine months ended January 31, 2012, we had a net loss of  $20,402 compared to net loss of  $27,919 for the comparable prior period. The decrease in net loss was primarily due to decrease in professional fees and a decrease in interest income.

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

Liquidity and Capital Resources

At January 31, 2012, we had working capital of $331,203, compared to working capital of $351,605 at April 30, 2011.

As of January 31, 2012, we had cash and cash equivalents of $331,203 a decrease of approximately $20,402, compared with our cash on hand at April 30, 2011. Our assets at January 31, 2012 consisted solely of cash.

Operating activities used $20,402 in cash for the nine months ended January 31, 2012, as compared to $31,957 during the comparable prior period.

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

As of January 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

None

Item 3. Defaults on Senior Securities

None

Item 4. Reserved

Item 5. Other Information

On December 1, 2011, the Board of Directors has approved and the majority of stockholders have consented to an increase in the authorized capital stock from 10,000,000 common shares, $.001 par value, to 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $.001 par value, and 1,000,000 shares of preferred stock, $.001 par value. The preferred stock shall be issuable in series with such rights, preferences and terms as determined by the board of directors. The Certificate of Amendment to the Company’s Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on January 4, 2012.

Item 6.  Exhibits

3(a)

Certificate of Incorporation, previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

3(b)	Amendment to Certificate of Incorporation*
3(c)

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

ARBOR ENTECH CORPORATION

Date: March 7, 2012	/s/ Brad Houtkin
Brad Houtkin
Principal Executive Officer and Principal Financial Officer