Form 10-Q
period 2012-10-31
ARBOR ENTECH CORP
filed 2012-12-13
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
October 31, 2012	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

Yes  X    No       .

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION
CONDENSED BALANCE SHEETS

	October 31, 2012 (unaudited)	April 30, 2012
ASSETS

Current Assets:
Cash and Cash Equivalents	$312,894	$328,452

Total Assets	$312,894	$328,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$-	$-

Commitments and Contingencies	-	-

Stockholders’ Equity:

Preferred Stock, $.001 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding;	-	-

Common Stock, $.001 Par Value; 100,000,000 and 10,000,000 Shares Authorized, respectively; 7,350,540 Shares Issued and Outstanding	7,350	7,350

Additional Paid-In Capital	2,372,640	2,372,640

Retained Deficit	(2,067,096)	(2,051,538)

Total Stockholders’ Equity	312,894	328,452

Total Liabilities and Stockholders’ Equity	$312,894	328,452

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended
(Unaudited)

	October 31,
	2012	2011

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	3,450	7,258

Loss from Operations	(3,450)	(7,258)

Other Income:
Interest	152	139

Net Income (Loss)	$(3,298)	$(7,119)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended
	(Unaudited)
	October 31,
	2012	2011

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	15,870	15,684

Loss from Operations	(15,870)	(15,684)
Other Income:
Interest	312	373

Net Income (Loss)	$(15,558)	$(15,311)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
(Unaudited) October 31,
	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(15,558)	$(15,311)

Net Cash Used in Operating Activities	(15,558)	(15,311)

Decrease in Cash and Cash Equivalents	(15,558)	(15,311)

Cash and Cash Equivalents – Beginning of Period	328,452	351,605

Cash and Cash Equivalents – End of Period	$312,894	$336,294

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2012 Annual Report on Form 10-K filed on July 16, 2012 and other financial reports filed by the Company from time to time.

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

CHANGES IN AUTHORIZED CAPITAL STOCK

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months and six months ended October 31, 2012. Selling, general and administrative expenses were $3,450 for the quarter ended October 31, 2012, as compared to $7,258 for the comparable prior period.  For the six months ended October 31, 2012, selling, general and administrative expenses were $15,870, as compared to $15,684 for the comparable prior period. The changes in operating expenses were primarily due to changes in filing and professional fees.

For the quarter ended October 31, 2012, we had a net loss of $3,298 compared to a net loss of $7,119 for the comparable prior period. For the six months ended October 31, 2012, we had a net loss of $15,558, compared to a net loss of $15,311, for the comparable prior period.  The changes in net loss were primarily due to changes in professional fees.

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

Liquidity and Capital Resources

At October 31, 2012, we had working capital of $312,894, compared to working capital of $328,452 at April 30, 2012.

As of October 31, 2012, we had cash and cash equivalents of $312,894 a decrease of $15,558, compared with our cash on hand at April 30, 2012.  Our assets at October 31, 2012 consisted solely of cash.

Operating activities used $15,558 in cash for the six months ended October 31, 2012, as compared to $15,311 during the comparable prior period.

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

As of October 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults on Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description

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

ARBOR ENTECH CORPORATION

/s/ Brad Houtkin
Dated: December 13, 2012	Brad Houtkin
President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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