Form 10-Q
period 2013-01-31
ARBOR ENTECH CORP
filed 2013-02-28
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
January 31, 2013	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

Yes  X . No      .

As of January 31, 2013, the registrant had a total of 7,350,540 shares of Common Stock outstanding.

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

ASSETS
	January 31, 2013	April 30, 2012
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$308,430	$328,452

Total Current Assets	308,430	328,452

Total Assets	$308,430	$328,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$-	$-

Commitments and Contingencies

Stockholders’ Equity: Preferred Stock, $.001 Par Value; Authorized 1,000,000; None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; Authorized 100,000,000 and 10,000,000 Shares; Issued and Outstanding 7,350,540 Shares as of January 31, 2013 and April 30, 2012, respectively	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Deficit	(2,071,560)	(2,051,538)

Total Stockholders’ Equity	308,430	328,452

Total Liabilities and Stockholders’ Equity	$308,430	$328,452

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)
	January 31,
	2013	2012

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	4,581	5,337
	4,581	5,337

Loss from Operations	(4,581)	(5,337)
Other Income:
Interest	117	246

Net Loss	$(4,464)	$(5,091)

Loss Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Nine Months Ended
	(Unaudited)
	January 31,
	2013	2012

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	20,451	21,022
	20,451	21,022

Loss from Operations	(20,451)	(21,022)
Other Income:
Interest	429	620

Net Loss	$(20,022)	$(20,402)

Loss Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	(Unaudited)
	January 31,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(20,022)	$(20,402)

Net Cash Used in Operating Activities	(20,022)	(20,402)

Decrease in Cash and Cash Equivalents	(20,022)	(20,402)

Cash and Cash Equivalents – Beginning of Period	328,452	351,605

Cash and Cash Equivalents – End of Period	$308,430	$331,203

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)  The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2012 Annual Report on Form 10-K filed on July 16, 2012 and other financial reports filed by the Company from time to time. The condensed balance sheet at April 30, 2012 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three and nine months ended January 31, 2013. Selling, general and administrative expenses were $4,581for the quarter ended January 31, 2013, as compared to $5,337 for the comparable prior period. Selling, general and administrative expenses were $20,451 for the nine months ended January 31, 2013, as compared to $21,022 for the comparable prior period. The changes in selling, general and administrative expenses were primarily due to changes in professional fees for the respective reporting periods.

For the quarter ended January 31, 2013, we had a net loss of $4,464 compared to a net loss of $5,091 for the comparable prior period. The change in net loss was primarily due to a decrease in professional fees.

For the nine months ended January 31, 2013, we had a net loss of $20,022 compared to net loss of $20,402 for the comparable prior period. The change in net loss was primarily due to decrease in professional fees and a decrease in interest income.

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

Liquidity and Capital Resources

At January 31, 2013, we had working capital of $308,430, compared to working capital of $328,452 at April 30, 2012.

As of January 31, 2013, we had cash and cash equivalents of $308,430  a decrease of approximately $20,022, compared with our cash on hand at April 30, 2012. Our assets at January 31, 2013 consisted solely of cash.

Operating activities used $20,022 in cash for the nine months ended January 31, 2013, as compared to $20,402 during the comparable prior period.

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

As of January 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

None

Item 3. Defaults on Senior Securities

None

Item 4. Mine Safety Procedures – Not applicable

Item 5. Other Information

[Left blank intentionally]

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

ARBOR ENTECH CORPORATION

Date: February 28, 2013	/s/ Brad Houtkin
Brad Houtkin
Principal Executive Officer and Principal Financial Officer