Form 10-Q
period 2013-07-31
ARBOR ENTECH CORP
filed 2013-09-20
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
July 31, 2013	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

Yes  X . No      .

The number of shares outstanding of registrant's common stock at July 31, 2013 was 7,350,540 shares.

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

Yes  X . No      .

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

ASSETS
	July 31, 2013	April 30, 2013
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$304,021	$305,904

Total Current Assets	304,021	305,904

Total Assets	$304,021	$305,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$9,600	$-

Total Current Liabilities	9,600	-

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 Par Value; Authorized 100,000,000 Shares; Issued and Outstanding: 7,350,540 Shares	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Earnings (Deficit)	(2,085,569)	(2,074,086)

Total Stockholders' Equity	294,421	305,904

Total Liabilities and Stockholders' Equity	$304,021	$305,904

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)
	July 31,
	2013	2012

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	11,559	12,420

Loss from Operations	(11,559)	(12,420)
Other Income:
Interest	76	160

Net Loss	$(11,483)	$(12,258)

Loss Per Common Share – Basic	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	(Unaudited)
	July 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(11,483)	$(12,258)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) in Operating Activities:

Changes in Operating Assets and Liabilities:
Increase in Due from Related Party	-	(6,000)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	9,600	5,000

Net Cash Provided (Used) in Operating Activities	(1,883)	(13,258)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities	-	-

Increase (Decrease) in Cash and Cash Equivalents	(1,883)	(13,258)

Cash and Cash Equivalents - Beginning of Period	305,904	328,452

Cash and Cash Equivalents - End of Period	$304,021	$315,914

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A) The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the "Company") without audit. The condensed balance sheet at April 30, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company's financial position and results of operations and cash flows for the period presented.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2013 Annual Report on Form 10-K filed on July 24, 2013 and other financial reports filed by the Company from time to time.

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

ARBOR ENTECH CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report may contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (including any statements regarding the Company's outlook for fiscal 2014 and beyond).  Any forward looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months ended July 31, 2013 and 2012. Selling, general and administrative expenses (“operating expenses”) were $11,559 for the quarter ended July 31, 2013, as compared to $12,420 for the comparable prior period. This change was due to reduction in professional and service fees.

For the quarter ended July 31, 2013, we had a net loss of $11,483 compared to a net loss of $12,258 for the comparable prior period.  The change in net loss was primarily due to a change in operating expenses.

Liquidity and Capital Resources

At July 31, 2013, we had working capital of approximately $294,421, compared to working capital of approximately $305,904 at April 30, 2013.  As of July 31, 2013, we had cash and cash equivalents of $304,021, a decrease of approximately $1,883 compared with our cash on hand at April 30, 2013.  Operating activities used $1,883 in cash for the three months ended July 31, 2013, as compared to $13,258 during the comparable prior period.

Since terminating our wood products business in September 2003, due to limited cash resources and a limited and sporadic trading market for our Common Stock, among other reasons, we have been unable to find a suitable business opportunity or merger candidate. Nevertheless, we continue to seek business opportunities, including potential acquisition candidates.

During the remainder of fiscal 2014, we do not anticipate that we will incur any capital expenditures.

We anticipate that our operating activities will generate negative net cash flow during the balance of fiscal 2014. We believe that the cash on hand will be sufficient for meeting our liquidity and capital resource needs for the next year.

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

As of July 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ARBOR ENTECH CORPORATION

Date: September 20, 2013	/s/ Brad Houtkin
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

4.	Form of common stock certificate, filed as the same exhibit number to our Form 10Q filed on March 17, 2009, and incorporated herein by this reference.
31.	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.	Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
401.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

____________________

* Filed herewith.