Form 10-Q
period 2013-10-31
ARBOR ENTECH CORP
filed 2013-12-13
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
October 31, 2013	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

The number of shares outstanding of registrant’s common stock at October 31, 2013 was 7,350,540 shares.

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

ARBOR ENTECH CORPORATION

INDEX

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

	October 31, 2013	April 30, 2013
ASSETS	(unaudited)

Current Assets:
Cash and Cash Equivalents	$291,170	$305,904

Total Current Assets	291,170	305,904

Total Assets	$291,170	$305,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$-

Total Current Liabilities	-	-

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.001 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding;	-	-
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 7,350,540 Shares Issued and Outstanding	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Deficit	(2,088,821)	(2,074,086)

Total Stockholders’ Equity	291,170	305,904
Total Liabilities and Stockholders’ Equity	$291,170	305,904

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)

	October 31,
	2013	2012

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	3,325	3,450

Loss from Operations	(3,325)	(3,450)
Other Income:
Interest	73	152

Net Income (Loss)	$(3,252)	$(3,298)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended
	(Unaudited)

	October 31,
	2013	2012

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	14,884	15,870

Loss from Operations	(14,884)	(15,870)
Other Income:
Interest	150	312

Net Income (Loss)	$(14,734)	$(15,558)

Income (Loss) Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	(Unaudited)

	October 31,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(14,734)	$(15,558)

Net Cash Used in Operating Activities	(14,734)	(15,558)

Decrease in Cash and Cash Equivalents	(14,734)	(15,558)

Cash and Cash Equivalents – Beginning of Period	305,904	328,452

Cash and Cash Equivalents – End of Period	$291,170	$312,894

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented.  It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2013 Annual Report on Form 10-K filed on July 24, 2013 and other financial reports filed by the Company from time to time.

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

ARBOR ENTECH CORPORATION

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (including any statements regarding the Company’s outlook for fiscal 2013 and beyond).  Any forward looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months and six months ended October 31, 2013. Selling, general and administrative expenses were $3, 325 for the quarter ended October 31, 2013, as compared to $3,450 for the comparable prior period.  For the six months ended October 31, 2013, selling, general and administrative expenses were $14,884, as compared to $15,870 for the comparable prior period. The changes in operating expenses were primarily due to changes in filing and professional fees.

For the quarter ended October 31, 2013, we had a net loss of $3, 252 compared to a net loss of $3,298 for the comparable prior period. For the six months ended October 31, 2013, we had a net loss of $14,734, compared to a net loss of $15,558, for the comparable prior period.  The changes in net loss were primarily due to changes in professional fees.

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

Liquidity and Capital Resources

At October 31, 2013, we had working capital of $291,170, compared to working capital of $305, 904 at April 30, 2013.

As of October 31, 2013, we had cash and cash equivalents of $291,170, a decrease of $14,734, compared with our cash on hand at April 30, 2013.  Our assets at October 31, 2013 consisted solely of cash.

Operating activities used $14,734 in cash for the six months ended October 31, 2013, as compared to $15,558 during the comparable prior period.

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

As of October 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ARBOR ENTECH CORPORATION

/s/ Brad Houtkin
Dated:	Brad Houtkin
December 12, 2013	President and Principal Financial Officer

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