Form 10-Q
period 2014-01-31
ARBOR ENTECH CORP
filed 2014-03-12
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
January 31, 2014	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

Yes  X . No      .

As of January 31, 2014, the registrant had a total of 7,350,540 shares of Common Stock outstanding.

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

ASSETS
	January 31, 2014	April 30, 2013
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$288,664	$305,904

Total Current Assets	288,664	305,904

Total Assets	$288,664	$305,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	-	-

Commitments and Contingencies	$-	$-

Stockholders’ Equity: Preferred Stock, $.001 Par Value; Authorized 1,000,000; None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; Authorized 100,000,000; Issued and Outstanding 7,350,540	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Deficit	$(2,091,326)	$(2,074,086)

Total Stockholders’ Equity	288,664	305,904

Total Liabilities and Stockholders’ Equity	$288,664	$305,904

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)
	January 31,
	2014	2013

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	2,578	4,581
	2,578	4,581

Loss from Operations	(2,578)	(4,581)

Other Income:
Interest	73	117

Net Loss	$(2,505)	$(4,464)

Loss Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Nine Months Ended
	(Unaudited)
	January 31,
	2014	2013

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	17,462	20,451
	17,462	20,451

Loss from Operations	(17,462)	(20,451)
Other Income:
Interest	222	429

Net Loss	$(17,240)	$(20,022)

Loss Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	(Unaudited)
	January 31,
	2014	2013

Cash Flows from Operating Activities:
Net Loss	$(17,240)	$(20,022)

Net Cash Used in Operating Activities	(17,240)	(20,022)

Decrease in Cash and Cash Equivalents	(17,240)	(20,022)

Cash and Cash Equivalents – Beginning of Period	305,904	328,452

Cash and Cash Equivalents – End of Period	$288,664	$308,430

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three and nine months ended January 31, 2014. Selling, general and administrative expenses were $2,578 for the quarter ended January 31, 2014, as compared to $4,581 for the comparable prior period. Selling, general and administrative expenses were $17,462 for the nine months ended January 31, 2014, as compared to $20,451 for the comparable prior period. The changes in selling, general and administrative expenses were primarily due to changes in professional fees for the respective reporting periods.

For the quarter ended January 31, 2014, we had a net loss of $2,505 compared to a net loss of $4,464 for the comparable prior period. The change in net loss was primarily due to a decrease in professional fees.

For the nine months ended January 31, 2014, we had a net loss of $17,240 compared to net loss of $20,022 for the comparable prior period. The change in net loss was primarily due to decrease in professional fees and a decrease in interest income.

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

Liquidity and Capital Resources

At January 31, 2014, we had working capital of $288,664, compared to working capital of $305,904 at April 30, 2013.

As of January 31, 2014, we had cash and cash equivalents of $288,664 a decrease of approximately $17,240, compared with our cash on hand at April 30, 2013. Our assets at January 31, 2014 consisted solely of cash.

Operating activities used $17,240 in cash for the nine months ended January 31, 2014, as compared to $20,022 during the comparable prior period.

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

As of January 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ARBOR ENTECH CORPORATION

Date: March 12, 2014	/s/ Brad Houtkin
Brad Houtkin
Principal Executive Officer and Principal Financial Officer