Form 10-K
period 2014-04-30
ARBOR ENTECH CORP
filed 2014-07-29
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of October 31, 2013, the number of shares of voting stock held by non-affiliates was approximately 355,000. No market value is being provided of stock held by non-affiliated parties due to the limited market for our common stock. See “Item 5.”

At May 31, 2014, there were 7,350,540 common shares issued and outstanding.

ARBOR ENTECH CORPORATION

Form 10-K

April 30, 2014

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

We owned 102 acres of property in Little Marsh, Pennsylvania. There was a wood packaging facility located on the property. The facility consisted of an enclosed structure of 17,000 square feet, with a 7,000 foot outdoor overhang and another 10,000 foot outdoor overhang.Approximately 12 acres of the property were devoted to our work area and the remaining 90 acres was forest land. The real property was mortgaged to Mark Shefts, who was then an officer, director and major stockholder, in consideration of his providing us a credit line of $100,000. We closed on the sale of the property to an unaffiliated party on July 20, 2005 pursuant to a contract entered into in April 2005.

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

Recent Sales of Unregistered Securities. During the years ended April 30, 2013 and 2014 no securities were issued by the Company.

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

Holders — There were approximately 170 holders of record of our common stock as of May 31, 2014, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of May 31, 2014 was 7,350,540 shares.

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

Fiscal year ended April 30, 2014 compared to the fiscal year ended April 30, 2013

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2014 and 2013.

Selling, general and administrative expenses were $21,907 for the fiscal year ended April 30, 2014, a decrease of $1,153 or 5% over selling, general and administrative expenses of $23,060 for the fiscal year ended April 30, 2013. The change in selling, general and administrative expenses is primarily attributable to a change in service fees.

Interest income for the year ended April 30, 2014 was $290 compared to $512 for the year ended April 30, 2013.

For 2014, we had net loss of $21,617, as compared to a net loss of $22,548 for the comparable period of the prior year.

Liquidity and capital resources

As at April 30, 2014, we had cash and cash equivalents of $272,087 compared to $305,904 at April 30, 2013. We believe we have adequate working capital to fund our search for a business opportunity for at least the next 12 months.

Our operating activities used $33,817 in cash during the fiscal year ended April 30, 2014 as compared to $22,548 in cash used during the fiscal year ended April 30, 2013.

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

The Financial Statements required by Item 8 are set forth below:

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Arbor EnTech Corporation

We have audited the accompanying balance sheets of Arbor EnTech Corporation (the “Company”) as of April 30, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2014 and 2013, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

July 28, 2014

ARBOR ENTECH CORPORATION

BALANCE SHEETS

	April 30,
	2014	2013
ASSETS

Current Assets:
Cash and Cash Equivalents	$272,087	$305,904
Due from Related Party	$12,200	$-

Total Current Assets	284,287	305,904

Total Assets	$284,287	$305,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$-

Total Current Liabilities	-	-

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.001 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding;	-	-
Common Stock, $.001 Par Value; 100,000,000 and 10,000,000 Shares Authorized, respectively; 7,350,540 Shares Issued and Outstanding	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Deficit	(2,095,703)	(2,074,086)

Total Stockholders’ Equity	-	305,904

Total Liabilities and Stockholders’ Equity	$284,287	$305,904

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2014	2013

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	21,907	23,060
	21,907	23,060
Loss from Operations	(21,907)	(23,060)

Other Income:
Interest Income	290	512
	290	512

Net Income (Loss)	$(21,617)	$(22,548)

Income (Loss) Per Common Share – Basic and diluted	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2014 AND 2013

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	(Deficit)	Total

Balance - April 30, 2012	7,350,540	$7,350	$2,372,640	$(2,051,538)	$328,452
Net Loss	-	-	-	(22,548)	(22,548)
Balance – April 30, 2013	7,350,540	$7,350	$2,372,640	$(2,074,086)	$305,904
Net Loss	-	-	-	(21,617)	(21,617)
Balance – April 30, 2014	7,350,540	$7,350	$2,372,640	$(2,095,703)	$284,287

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(21,617)	$(22,548)
Increase in due from Related Party	(12,200)	-

Net Cash Used in Operating Activities	(33,817)	(22,548)

Decrease in Cash and Cash Equivalents	(33,817)	(22,548)

Cash and Cash Equivalents – Beginning of Year	305,904	328,452

Cash and Cash Equivalents – End of Year	$272,087	$305,904

Supplemental Cash Flow Information:

Cash Paid for Interest	$-	$-
Cash Paid Income Taxes	$-	$-

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

NOTE 3 - Income Taxes

For income tax purposes, the Company has available net operating loss carryforwards (“NOL”) at April 30, 2014 of approximately $401,000 expiring in various years from 2023 through 2032 to reduce future federal and state taxable income, if any. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

The tax effects of significant items comprising deferred income taxes are as follows:

	April 30,
	2014		2013
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Net Operating Loss Carryforwards	$178,000	$-	$168,000	$-
	178,000	-	168,000	-
Less: Valuation Allowance	178,000	-	168,000	-

	$-	$-	$-	$-

The difference in the Federal Statutory Rate of 34% and the state rate of approximately 10% and the Company's effective tax rate of 0% is due to a net operating loss carryforward for federal and state taxes. The Company recorded an increase in the valuation allowance of approximately $10,000 for the year ended April 30, 2014.

The Company is no longer subject to examination by Federal or Pennsylvania State taxing authorities for years prior to April 30, 2010.

NOTE 4 - Recent Accounting Pronouncements

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 5 – Due From Related Party

In the fiscal year ended April 30, 2014, the Company mistakenly paid out on behalf of a related party $14,000 ($12,200 of which was owed at April 30, 2014), which was repaid by the related party to the Company subsequent to April 30, 2014.

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

As of April 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2014, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment of the effectiveness in internal control over financial reporting as of April 30, 2014, we concluded that our internal controls over financial reporting were effective.

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

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Brad Houtkin	39	President, Treasurer, Director(1)
Michael Houtkin	35	Secretary and Director
Sherry Houtkin	63	Director

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

Lack Of Independent Directors

Under the National Association of Securities Dealers Automated Quotations definition, an “independent director” means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $120,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organization’s consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Arbor has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Arbor’s outside auditor.

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

To our knowledge, based on among other things a review of the copies of any such reports furnished to us, during the fiscal year ended April 30, 2014, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to such fiscal year.

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

Item 11.

Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to our President (principal executive officer) and Treasurer (principal financial officer).

Name and Principal Position	Fiscal Year	All Other Compensation	Total

Brad Houtkin, CEO,	2014	-	-
President, Treasurer(1)	2013	-	-

(1)

Brad Houtkin became our CEO in December, 2008 in connection with acquiring control of our common stock.

We do not have any employment agreements or stock option or bonus plans with any of our executive officers and we do not have any employees. No compensation was paid to any executive officer with respect to fiscal 2014 or 2013.

Narrative Compensation Disclosure

None of our executives are subject to employment contracts; however our President is eligible to receive bonuses at the discretion of the Board of Directors based on his contribution to the realization of our business objectives. No compensation was paid to any executive officer with respect to fiscal 2014 or 2013.

There were no outstanding equity awards at fiscal year-end. No grants of plan based awards were made in fiscal 2014. There were no option exercises and no stock awards vested, in each case during fiscal 2014 or 2013. We have no plan that provides for payments in connection with retirement. We have no deferred compensation plans.

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

The following table sets forth information as of May 31, 2014, with respect to:

•

. Any person known by us to own beneficially more than 5% of our common stock;

•

. Common stock beneficially owned by each of our officers and directors; and

•

. The amount of common stock beneficially owned by our officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Shares Beneficially Owned	Percentage of Class(1)

Sherry Houtkin (2) 3900 Island Blvd. Penthouse #4 Aventura, FL 33160	3,395,000	46.20%

Brad Houtkin (3) 5584 East Leitner Drive Coral Springs Florida 33067	6,799,000	92.50%

Michael Houtkin	-	0.00%

All directors and Executive officers as a group (3 persons)	6,799,000	92.50%

(1)

Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Based upon 7,350,540 shares of common stock issued and outstanding as of May 31, 2014.

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

Item 13.

Certain Relationships and Related Transactions, Director Independence.

For the two years ended April 30, 2014, there have been no transactions between the Company and its officers and directors, except that in the year ended April 30, 2014, $14,000 (of which $12,200 was owed from a related party at April 30, 2014) was mistakenly paid out on behalf of a related party and repaid to the Company subsequent to April 30, 2014.

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

Item 14.

Principal Accountant Fees and Services.

Audit Fees

The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s for the years ended April 30:

	2014	2013
Audit Fees(1)	$9,500	$9,500
Audit-Related fees	-	-
Tax Fees(2)	-	-
All Other Fees	-	-
Total fees	$9,500	$9,500

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

(2)

There were no tax fees incurred for preparation of our tax returns for 2013 and 2014. Our Board of Directors is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent public accountants report directly to the Board and the Board is responsible for the resolution of disagreements between management and the independent public accountants. Consistent with the Securities and Exchange Commission requirements, the Board has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent public accountants. Accordingly, the Board pre-approved all services rendered by our independent public accountants. Our independent public accountants for the current fiscal year have been appointed by the Board.

Item 15

Exhibits and Financial Statement Schedules

The following items are filed as part of this report:

Exhibits:

3.a.	Articles of Incorporation(1)
3.b.	By-Laws(2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended(3)
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended(3)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.SCH	Document, XBRL Taxonomy Extension(3)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition(3)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels(3)
101.LAB	Linkbase, XBRL Taxonomy Extension(3)
101.PRE	Presentation Linkbase(3)

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

Financial Statements

Arbor EnTech Balance Sheets - April 30, 2014 and 2013

Arbor EnTech Statements of Operations - Years ended April 30, 2014 and 2013

Arbor EnTech Statements of Stockholders’ Equity - Years ended April 30, 2014 and 2013

Arbor EnTech Statements of Cash Flows - Years ended April 30, 2014 and 2013

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arbor EnTech Corporation

Date: July 29, 2014

/s/ Brad Houtkin

Brad Houtkin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad Houtkin	President, Treasurer and Director	July 29, 2014
Brad Houtkin	(Principal Executive, Financial and Accounting Officer)

/s/ Michael Houtkin	Secretary and Director	July 29, 2014
Michael Houtkin

/s/ Sherry Houtkin	Director	July 29, 2014
Sherry Houtkin