Form 10-Q
period 2014-07-31
ARBOR ENTECH CORP
filed 2014-09-15
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

July 31, 2014	000-30432
For the Quarter Ended	Commission File Number

ARBOR ENTECH CORPORATION

Delaware	22-2335094
State of Incorporation	IRS Employer Identification

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

The number of shares outstanding of registrant's common stock at July 31, 2014 was 7,350,540 shares.

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

ARBOR ENTECH CORPORATION

INDEX

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

	July 31, 2014	April 30, 2014
ASSETS	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$284,235	$272,087
Due From Related Party	-	12,200
Total Current Assets	284,235	284,287

Total Assets	284,235	284,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	8,000	-

Total Current Liabilities	8,000	-

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 Par Value; Authorized 100,000,000 Shares; Issued and Outstanding: 7,350,540 Shares	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Earnings (Deficit)	(2,103,755)	(2,095,703)

Total Stockholders' Equity	276,235	284,287

Total Liabilities and Stockholders' Equity	$284,235	$284,287

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended July 31,
	2014	2013

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	8,120	11,559

Loss from Operations	(8,120)	(11,559)
Other Income:
Interest	68	76

Net Loss	$(8,052)	$(11,483)

Loss Per Common Share – Basic	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended July 31,
	2014	2013
Cash Flows from Operating Activities:
Net Income (Loss)	$(8,052)	$(11,483)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided (Used) in Operating Activities:

Changes in Operating Assets and Liabilities:
Decrease in Due from Related Party	12,200	-
Increase in Accounts Payable and Accrued Liabilities	8,000	9,600

Net Cash Provided (Used) in Operating Activities	12,148	(1,883)

Increase (Decrease) in Cash and Cash Equivalents	12,148	(1,883)

Cash and Cash Equivalents - Beginning of Period	272,087	305,804

Cash and Cash Equivalents - End of Period	$284,235	$304,021

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the "Company") without audit. The condensed balance sheet at April 30, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company's financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2014 Annual Report on Form 10-K filed on July 29, 2014 and other financial reports filed by the Company from time to time.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months ended July 31, 2014 and 2013. Selling, general and administrative expenses (“operating expenses”) were $8,120 for the quarter ended July 31, 2014, as compared to $11,559 for the comparable prior period. This change was due to reduction in professional and service fees.

For the quarter ended July 31, 2014, we had a net loss of $8,052 compared to a net loss of $11,483 for the comparable prior period. The change in net loss was primarily due to a change in operating expenses.

Liquidity and Capital Resources

At July 31, 2014, we had working capital of $276,235, compared to working capital of $284,287 at April 30, 2014. As of July 31, 2014, we had cash and cash equivalents of $284,235, an increase of $12,148 compared with our cash on hand at April 30, 2014. Operating activities provided $12,148 in cash for the three months ended July 31, 2014, as compared to used $1,883 during the comparable prior period.

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

As of July 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

None

Item 3. Defaults on Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Not Applicable

Item 6. Exhibits

3(a)

AArticles of Incorporation, previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (SEC File No. 0-30432) filed on or about July 30, 1999, and incorporated herein by this reference.

3(b)

BBy-laws of the Company, previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999, and incorporated herein by this reference.

4.	FForm of common stock certificate, filed as the same exhibit number to our Form 10Q filed on March 17, 2009, and incorporated herein by this reference.
31.	CCertification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.	CCertification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

____________________

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR ENTECH CORPORATION

Date: September 15, 2014

/s/ Brad Houtkin

Brad Houtkin

President and Chief Financial Officer