Form 10-Q
period 2014-10-31
ARBOR ENTECH CORP
filed 2014-12-12
CIK 710782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
October 31, 2014	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

The number of shares outstanding of registrant’s common stock at October 31, 2014 was 7,350,540 shares.

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

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

		October 31, 2014		April 30, 2014
ASSETS		(Unaudited)

Current Assets:
Cash and Cash Equivalents		$272,932		$272,087
Due to Related Parties		−		12,200
Total Current Assets		272,932		284,287

Total Assets		$272,932		$284,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$	−	$	−

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding;		−		−
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 7,350,540 Shares Issued and Outstanding		7,350		7,350
Additional Paid-In Capital		2,372,640		2,372,640
Retained Deficit		(2,107,058)		(2,095,703)

Total Stockholders’ Equity		272,932		284,287
Total Liabilities and Stockholders’ Equity		$272,932		$284,287

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

		Three Months Ended
		(Unaudited)
		October 31,
		2014		2013

Net Sales	$	−	$	−

Costs and Expenses:
Selling, General and Administrative Expenses		3,370		3,325

Loss from Operations		(3,370)		(3,325)
Other Income:
Interest		67		73

Net Loss		$(3,303)		$(3,252)

Loss Per Common Share – Basic and Diluted	$	−	$	−

Weighted Average Shares Outstanding		7,350,540		7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

		Six Months Ended
		(Unaudited)
		October 31,
		2014		2013
Net Sales	$	−	$	−

Costs and Expenses:
Selling, General and Administrative Expenses		11,490		14,884

Loss from Operations		(11,490)		(14,884)
Other Income:
Interest		135		150

Net Loss		$(11,355)		$(14,734)

Loss Per Common Share – Basic and Diluted	$	−	$	−

Weighted Average Shares Outstanding		7,350,540		7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

		Six Months Ended
		(Unaudited)
		October 31,
		2014		2013
Cash Flows from Operating Activities:
Net Loss		$(11,355)		$(14,734)

Changes in Operating Assets and Liabilities:
Decrease in Due from Related Party		12,200		−

Net Cash Provided by (Used in) Operating Activities		845		(14,734)

Increase (Decrease) in Cash and Cash Equivalents		845		(14,734)

Cash and Cash Equivalents – Beginning of Period		272,087		305,904

Cash and Cash Equivalents – End of Period		$272,932		$291,170

Supplemental Cash Flow Information:
Cash Paid for Interest	$	−	$	−

Cash Paid for Income Taxes	$	−	$	−

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)

The condensed balance sheet at April 30, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2014 Annual Report on Form 10-K filed on July 29, 2014 and other financial reports filed by the Company from time to time.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months and six months ended October 31, 2014. Selling, general and administrative expenses were $3,370 for the quarter ended October 31, 2014, as compared to $3,325 for the comparable prior period. For the six months ended October 31, 2014, selling, general and administrative expenses were $11,490, as compared to $14,884 for the comparable prior period. The changes in operating expenses were primarily due to changes in filing and professional fees.

For the quarter ended October 31, 2014, we had a net loss of $3,303 compared to a net loss of $3,252 for the comparable prior period. For the six months ended October 31, 2014, we had a net loss of $11,355, compared to a net loss of $14,734, for the comparable prior period. The changes in net loss were primarily due to changes in professional fees.

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

Liquidity and Capital Resources

At October 31, 2014, we had working capital of $272,932, compared to working capital of $284,287 at April 30, 2014.

As of October 31, 2014, we had cash and cash equivalents of $272,932, an increase of $845, compared with our cash on hand at April 30, 2014. Our assets at October 31, 2014 consisted solely of cash.

Operating activities provided $845 in cash for the six months ended October 31, 2014, as compared to used $14,734 during the comparable prior period.

Since terminating our wood products business in September 2003, due to limited cash resources and a limited and sporadic trading market for our Common Stock, among other reasons, we have been unable to find a suitable business opportunity or merger candidate. Nevertheless, we continue to seek business opportunities, including potential acquisition candidates.

During the remainder of fiscal 2015, we do not anticipate that we will incur any capital expenditures.

We anticipate that our operating activities will generate negative net cash flow during the balance of fiscal 2015. We believe that the cash on hand will be sufficient for meeting our liquidity and capital resource needs for the next year.

Off-Balance Sheet Transactions

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

ITEM 4. CONTROLS AND PROCEDURES

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

As of October 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ARBOR ENTECH CORPORATION

/s/ Brad Houtkin

Dated: December 12, 2014

Brad Houtkin

President and Principal Financial Officer