Form 10-Q
period 2015-01-31
ARBOR ENTECH CORP
filed 2015-03-13
CIK 710782

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
January 31, 2015	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

Yes  X . No      .

As of January 31, 2015, the registrant had a total of 7,350,540 shares of Common Stock outstanding.

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

ASSETS
	January 31, 2015	April 30, 2014
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$269,167	$272,087
Due from Related Party	-	12,200
Total Current Assets	269,167	284,287

Total Assets	$269,167	$284,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$-	$-

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 Par Value; Authorized 1,000,000; None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; Authorized 100,000,000; Issued and Outstanding 7,350,540	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Deficit	(2,110,823)	(2,095,703)

Total Stockholders’ Equity	269,167	284,287

Total Liabilities and Stockholders’ Equity	$269,167	$284,287

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	(Unaudited)
	January 31,
	2015	2014

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	3,830	2,578
	3,830	2,578

Loss from Operations	(3,830)	(2,578)

Other Income:
Interest	66	73

Net Loss	$(3,764)	$(2,505)

Loss Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Nine Months Ended
	(Unaudited)
	January 31,
	2015	2014

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	15,321	17,462
	15,321	17,462

Loss from Operations	(15,321)	(17,462)
Other Income:
Interest	201	222

Net Loss	$(15,120)	$(17,240)

Loss Per Common Share – Basic	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	(Unaudited)
	January 31,
	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(15,120)	$(17,240)

Changes in Operating Assets and Liabilities:
Decrease in Due from Related Party	12,200	-

Net Cash Used in Operating Activities	(2,920)	(17,240)

Decrease in Cash and Cash Equivalents	(2,920)	(17,240)

Cash and Cash Equivalents – Beginning of Period	272,087	305,904

Cash and Cash Equivalents – End of Period	$269,167	$288,664

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

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

ARBOR ENTECH CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (including any statements regarding the Company’s outlook for fiscal 2015 and beyond). Any forward looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three and nine months ended January 31, 2015. Selling, general and administrative expenses were $3,830 for the quarter ended January 31, 2015, as compared to $2,578 for the comparable prior period. Selling, general and administrative expenses were $15,321 for the nine months ended January 31, 2015, as compared to $17,462 for the comparable prior period. The changes in selling, general and administrative expenses were primarily due to changes in professional fees for the respective reporting periods.

For the quarter ended January 31, 2015, we had a net loss of $3,764 compared to a net loss of $2,505 for the comparable prior period. The change in net loss was primarily due to a increase in professional fees.

For the nine months ended January 31, 2015, we had a net loss of $15,120 compared to net loss of $17,240 for the comparable prior period. The change in net loss was primarily due to decrease in professional fees and a decrease in interest income.

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

Liquidity and Capital Resources

At January 31, 2015, we had working capital of $269,167, compared to working capital of $284,287 at April 30, 2014.

As of January 31, 2015, we had cash and cash equivalents of $269,167, a decrease of approximately $2,920, compared with our cash on hand at April 30, 2014. Our assets at January 31, 2015 consisted solely of cash.

Operating activities used $2,920 in cash for the nine months ended January 31, 2015, as compared to $17,240 during the comparable prior period.

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

We anticipate that our operating activities will generate negative net cash flow during the balance of fiscal 2015 We believe that the cash on hand will be sufficient for meeting our liquidity and capital resource needs for the next year.

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

As of January 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ARBOR ENTECH CORPORATION

Date: March 12, 2015	/s/ Brad Houtkin
Brad Houtkin
Principal Executive Officer and Principal Financial Officer