Form 10-K
period 2015-04-30
ARBOR ENTECH CORP
filed 2015-07-29
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2015

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

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of October 31, 2014, the number of shares of voting stock held by non-affiliates was approximately 355,000. No market value is being provided of stock held by non-affiliated parties due to the limited market for our common stock. See “Item 5.”

At July 29, 2015, there were 7,350,540 common shares issued and outstanding.

ARBOR ENTECH CORPORATION

Form 10-K

April 30, 2015

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

Recent Sales of Unregistered Securities. During the years ended April 30, 2014 and 2015 no securities were issued by the Company.

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

Holders — There were approximately 170 holders of record of our common stock as of June 8, 2015, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of May 31, 2014 was 7,350,540 shares.

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

Fiscal year ended April 30, 2015 compared to the fiscal year ended April 30, 2014

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2015 and 2014.

Selling, general and administrative expenses were $20,130 for the fiscal year ended April 30, 2015, a decrease of $1,777 or 8% over selling, general and administrative expenses of $21,907 for the fiscal year ended April 30, 2014. The change in selling, general and administrative expenses is primarily attributable to a change in service fees.

Interest income for the year ended April 30, 2015 was $265 compared to $290 for the year ended April 30, 2014.

For 2015, we had net loss of $19,865, as compared to a net loss of $21,617 for the comparable period of the prior year.

Liquidity and capital resources

As at April 30, 2015, we had cash and cash equivalents of $264,422 compared to $272,087 at April 30, 2014. We believe we have adequate working capital to fund our search for a business opportunity for at least the next 12 months.

Our operating activities used $7,665 in cash during the fiscal year ended April 30, 2015 as compared to $33,817 in cash used during the fiscal year ended April 30, 2014.

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

Item 8. Financial Statements and Supplementary Data.

The Financial Statements required by Item 8 are set forth below:

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Arbor EnTech Corporation

We have audited the accompanying balance sheets of Arbor EnTech Corporation (the “Company”) as of April 30, 2015 and 2014 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended April 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2015 and 2014, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

July 29, 2015

ARBOR ENTECH CORPORATION

BALANCE SHEETS

	April 30,
	2015	2014
ASSETS

Current Assets:
Cash and Cash Equivalents	$264,422	$272,087
Due from Related Party	-	12,200

Total Current Assets	264,422	284,287

Total Assets	$264,422	$284,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$-	$-

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding;	-	-
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 7,350,540 Shares Issued and Outstanding	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Deficit	(2,115,568)	(2,095,703)

Total Stockholders’ Equity	264,422	284,287

Total Liabilities and Stockholders’ Equity	$264,422	$284,287

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2015	2014

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	20,130	21,907
	20,130	21,907

Loss from Operations	(20,130)	(21,907)

Other Income:
Interest Income	265	290

Net Income (Loss)	$(19,865)	$(21,617)

Income (Loss) Per Common Share – Basic and diluted	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2015 AND 2014

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	(Deficit)	Total

Balance – April 30, 2013	7,350,540	$7,350	$2,372,640	$(2,074,086)	$305,904
Net Loss	-	-	-	(21,617)	(21,617)
Balance – April 30, 2014	7,350,540	$7,350	$2,372,640	$(2,095,703)	$284,287
Net Loss				(19,865)	(19,865)
Balance – April 30, 2015	7,350,540	$7,350	$2,372,640	$(2,115,568)	$264,422

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(19,865)	$(21,617)
Decrease in due from Related Party	12,200	(12,200)

Net Cash Used in Operating Activities	(7,665)	(33,817)

Decrease in Cash and Cash Equivalents	(7,665)	(33,817)

Cash and Cash Equivalents – Beginning of Year	272,087	305,904

Cash and Cash Equivalents – End of Year	$264,422	$272,087

Supplemental Cash Flow Information:

Cash Paid for Interest	$-	$-
Cash Paid Income Taxes	$-	$-

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

NOTE 3 - Income Taxes

For income tax purposes, the Company has available net operating loss carryforwards (“NOL”) at April 30, 2015 of approximately $421,000 expiring in various years from 2023 through 2033 to reduce future federal and state taxable income, if any. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

The tax effects of significant items comprising deferred income taxes are as follows:

	April 30,
	2015		2014
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Net Operating Loss Carryforwards	$186,000	$-	$178,000	$-
	186,000	-	178,000	-
Less: Valuation Allowance	186,000	-	178,000	-

	$-	$-	$-	$-

The difference in the Federal Statutory Rate of 34% and the state rate of approximately 10% and the Company's effective tax rate of 0% is due to a net operating loss carryforward for federal and state taxes. The Company recorded an increase in the valuation allowance of approximately $8,000 for the year ended April 30, 2015.

The Company is no longer subject to examination by Federal or Pennsylvania State taxing authorities for years prior to April 30, 2011.

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

As of April 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2015, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment of the effectiveness in internal control over financial reporting as of April 30, 2015, we concluded that our internal controls over financial reporting were effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Brad Houtkin	40	President, Treasurer, Director(1)
Michael Houtkin	36	Secretary and Director
Sherry Houtkin	64	Director

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to our President (principal executive officer) and Treasurer (principal financial officer).

Name and Principal Position	Fiscal Year	All Other Compensation	Total

Brad Houtkin, CEO,	2015	-	-
President, Treasurer(1)	2014	-	-

(1)  Brad Houtkin became our CEO in December, 2008 in connection with acquiring control of our common stock.

We do not have any employment agreements or stock option or bonus plans with any of our executive officers and we do not have any employees. No compensation was paid to any executive officer with respect to fiscal 2015 or 2014.

Narrative Compensation Disclosure

None of our executives are subject to employment contracts; however our President is eligible to receive bonuses at the discretion of the Board of Directors based on his contribution to the realization of our business objectives. No compensation was paid to any executive officer with respect to fiscal 2015 or 2014.

There were no outstanding equity awards at fiscal year-end. No grants of plan based awards were made in fiscal 2014. There were no option exercises and no stock awards vested, in each case during fiscal 2015 or 2014. We have no plan that provides for payments in connection with retirement. We have no deferred compensation plans.

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

The following table sets forth information as of May 31, 2015, with respect to:

•

Any person known by us to own beneficially more than 5% of our common stock;

•

Common stock beneficially owned by each of our officers and directors; and

•

The amount of common stock beneficially owned by our officers and directors as a group.

·

Name and Address of Beneficial Owner	Amount and Nature of Shares Beneficially Owned	Percentage of Class(1)

Sherry Houtkin (2) 3900 Island Blvd. Penthouse #4 Aventura, FL 33160	3,395,000	46.20%

Brad Houtkin (3) 5584 East Leitner Drive Coral Springs Florida 33067	6,799,000	92.50%

Michael Houtkin	-	0.00%

All directors and Executive officers as a group (3 persons)	6,799,000	92.50%

(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Based upon 7,350,540 shares of common stock issued and outstanding as of May 31, 2015.

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

Item 13. Certain Relationships and Related Transactions, Director Independence.

For the two years ended April 30, 2015, there have been no transactions between the Company and its officers and directors, except that in the year ended April 30, 2014, $14,000 (of which $12,200 was owed from a related party at April 30, 2014) was mistakenly paid out on behalf of a related party and repaid to the Company subsequent to April 30, 2014.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s for the years ended April 30:

	2015	2014
Audit Fees(1)	$9,500	$9,500
Audit-Related fees	-	-
Tax Fees(2)	-	-
All Other Fees	-	-
Total fees	$9,500	$9,500

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

(2) There were no tax fees incurred for preparation of our tax returns for 2015 and 2014. Our Board of Directors is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent public accountants report directly to the Board and the Board is responsible for the resolution of disagreements between management and the independent public accountants. Consistent with the Securities and Exchange Commission requirements, the Board has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent public accountants. Accordingly, the Board pre-approved all services rendered by our independent public accountants. Our independent public accountants for the current fiscal year have been appointed by the Board.

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

Financial Statements

Arbor EnTech Balance Sheets - April 30, 2015 and 2014

Arbor EnTech Statements of Operations - Years ended April 30, 2015 and 2014

Arbor EnTech Statements of Stockholders’ Equity - Years ended April 30, 2015 and 2014

Arbor EnTech Statements of Cash Flows - Years ended April 30, 2015 and 2014

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arbor EnTech Corporation

Date: July 29, 2015

/s/ Brad Houtkin

Brad Houtkin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad Houtkin	President, Treasurer and Director	July 29, 2015
Brad Houtkin	(Principal Executive, Financial and Accounting Officer)

/s/ Michael Houtkin	Secretary and Director	July 29, 2015
Michael Houtkin

/s/ Sherry Houtkin	Director	July 29, 2015
Sherry Houtkin