Form 10-Q
period 2015-07-31
ARBOR ENTECH CORP
filed 2015-10-02
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

July 31, 2015	000-30432
For the Quarter Ended	Commission File Number

ARBOR ENTECH CORPORATION

Delaware	22-2335094
State of Incorporation	IRS Employer Identification

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

The number of shares outstanding of registrant's common stock at July 31, 2015 was 7,350,540 shares.

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

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

	July 31, 2015	April 30, 2015
ASSETS	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$264,471	$264.422
Total Current Assets	264,471	264,422

Total Assets	$264,471	$264,422

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$8,625	$-

Total Current Liabilities	8,625	-

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 Par Value; Authorized 100,000,000 Shares; Issued and Outstanding: 7,350,540 Shares	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Earnings (Deficit)	(2,124,144)	(2,115,568)

Total Stockholders' Equity	255,846	264,422

Total Liabilities and Stockholders' Equity	$264,471	$264,422

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended July 31,
	2015	2014

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	8,642	8,120

Loss from Operations	(8,642)	(8,120)
Other Income:
Interest	66	68

Net Loss	$(8,576)	$(8,052)

Loss Per Common Share – Basic	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended July 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(8,576)	$(8,052)
Adjustments to Reconcile Net Loss to
Net Cash Provided from Operating Activities:

Changes in Operating Assets and Liabilities:
Decrease in Due from Related Party	-	12,200
Increase in Accounts Payable and Accrued Liabilities	8,625	8,000

Net Cash Provided from Operating Activities	49	12,148

Increase in Cash and Cash Equivalents	49	12,148

Cash and Cash Equivalents - Beginning of Period	264,422	272,087

Cash and Cash Equivalents - End of Period	$264,471	$284,235

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the "Company") without audit. The condensed balance sheet at April 30, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company's financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2015 Annual Report on Form 10-K filed in July 2015 and other financial reports filed by the Company from time to time.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months ended July 31, 2015 and 2014. Selling, general and administrative expenses (“operating expenses”) were $8,642 for the quarter ended July 31, 2015, as compared to $8,120 for the comparable prior period.

For the quarter ended July 31, 2015, we had a net loss of $8,576 compared to a net loss of $8,052 for the comparable prior period.

Liquidity and Capital Resources

At July 31, 2015, we had working capital of $255,846, compared to working capital of $264,422 at April 30, 2015. As of July 31, 2015, we had cash and cash equivalents of $264,471, an increase of $49 compared with our cash on hand at April 30, 2015. Operating activities provided $49 in cash for the three months ended July 31, 2015, as compared to cash provided of $12,148 during the comparable prior period.

Since terminating our wood products business in September 2003, due to limited cash resources and a limited and sporadic trading market for our Common Stock, among other reasons, we have been unable to find a suitable business opportunity or merger candidate. Nevertheless, we continue to seek business opportunities, including potential acquisition candidates.

During the remainder of fiscal 2016, we do not anticipate that we will incur any capital expenditures.

We anticipate that our operating activities will generate negative net cash flow during the balance of fiscal 2016. We believe that the cash on hand will be sufficient for meeting our liquidity and capital resource needs for the next year.

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

As of July 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Date: October 2, 2015

/s/ Brad Houtkin

Brad Houtkin

President and Chief Financial Officer