Form 10-Q
period 2015-10-31
ARBOR ENTECH CORP
filed 2015-12-10
CIK 710782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
October 31, 2015	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

The number of shares outstanding of registrant’s common stock at October 31, 2015 was 7,350,540 shares.

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

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

		October 31, 2015		April 30, 2015
ASSETS		(Unaudited)

Current Assets:
Cash and Cash Equivalents		$251,896		$264,422

Total Current Assets		251,896		264,422

Total Assets		$251,896		$264,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$	−	$	−

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding;		−		−
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 7,350,540 Shares Issued and Outstanding		7,350		7,350
Additional Paid-In Capital		2,372,640		2,372,640
Retained Deficit		(2,128,094)		(2,115,568)

Total Stockholders’ Equity		251,896		264,422
Total Liabilities and Stockholders’ Equity		$251,896		$264,422

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

		Three Months Ended
		(Unaudited)
		October 31,
		2015		2014

Net Sales	$		$	−

Costs and Expenses:
Selling, General and Administrative Expenses		4,015		3,370

Loss from Operations		(4,015)		(3,370)
Other Income:
Interest		65		67

Net Loss		$(3,950)		$(3,303)

Loss Per Common Share – Basic and Diluted	$	−	$	−

Weighted Average Shares Outstanding		7,350,540		7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

		Six Months Ended
		(Unaudited)
		October 31,
		2015		2014
Net Sales	$	−	$	−

Costs and Expenses:
Selling, General and Administrative Expenses		12,657		11,490

Loss from Operations		(12,657)		(11,490)
Other Income:
Interest		131		135

Net Loss		$(12,526)		$(11,355)

Loss Per Common Share – Basic and Diluted	$	−	$	−

Weighted Average Shares Outstanding		7,350,540		7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

		Six Months Ended
		(Unaudited)
		October 31,
		2015		2014
Cash Flows from Operating Activities:
Net Loss		$(12,526)		(11,355)

Changes in Operating Assets and Liabilities:
Decrease in Due from Related Party		-		12,200

Net Cash Provided by (Used in) Operating Activities		(12,526)		845

Increase (Decrease) in Cash and Cash Equivalents		(12,526)		845

Cash and Cash Equivalents – Beginning of Period		264,422		272,087

Cash and Cash Equivalents – End of Period		$251,896		272,932

Supplemental Cash Flow Information:
Cash Paid for Interest	$	−	$	−

Cash Paid for Income Taxes	$	−	$	−

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)

The condensed balance sheet at April 30, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2015 Annual Report on Form 10-K filed on July 29, 2015 and other financial reports filed by the Company from time to time.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months and six months ended October 31, 2015. Selling, general and administrative expenses were $4,015 for the quarter ended October 31, 2015, as compared to $3,370 for the comparable prior period. For the six months ended October 31, 2015, selling, general and administrative expenses were $12,657, as compared to $11,490 for the comparable prior period. The changes in operating expenses were primarily due to changes in filing and professional fees.

For the quarter ended October 31, 2015, we had a net loss of $3,950 compared to a net loss of $3,303 for the comparable prior period. For the six months ended October 31, 2015, we had a net loss of $12,526, compared to a net loss of $11,355, for the comparable prior period. The changes in net loss were primarily due to changes in professional fees.

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

Liquidity and Capital Resources

At October 31, 2015, we had working capital of $251,896, compared to working capital of $264,422 at April 30, 2015.

As of October 31, 2015, we had cash and cash equivalents of $251,896, a decrease of $ 12,526 compared with our cash on hand at April 30, 2015.

Operating activities used $12,526 in cash for the six months ended October 31, 2015, as compared to provided $845 during the comparable prior period.

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

As of October 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ARBOR ENTECH CORPORATION

/s/ Brad Houtkin

Dated: December 9, 2015

Brad Houtkin

President and Principal Financial Officer