Form 10-K
period 2016-04-30
ARBOR ENTECH CORP
filed 2016-07-21
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2016

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of October 31, 2015, the number of shares of voting stock held by non-affiliates was approximately 355,000. No market value is being provided of stock held by non-affiliated parties due to the limited market for our common stock. See “Item 5.”

At July 18, 2016, there were 7,350,540 common shares issued and outstanding.

TABLE OF CONTENTS

Part I

Item 1.

Description of Business.

4

Item 1B.

Unresolved Staff Comments.

6

Item 2.

Description of Properties.

6

Item 3.

Legal Proceedings.

6

Item 4.

Mine Safety Disclosures.

6

Part II

Item 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

7

Item 6.

Selected Financial Data

7

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

7

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

8

Item 8.

Financial Statements and Supplementary Data.

8

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

9

Item 9A(T)

Controls and Procedures.

9

Item 9B.

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

Signatures

18

Financial Statements

F-1

PART I

Item 1. Description of Business

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

We may also seek to acquire one or more majority and/or wholly owned equity positions in other companies through the direct purchase of stock. Such equity positions will be limited by Section 3(a)(3) of the Investment Company Act of 1940 (the “1940 Act”), in that we will not be permitted to own or propose to acquire investment securities having a value exceeding 40% of our total assets (exclusive of government securities and cash items) on an unconsolidated basis.

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

We assume that any business we acquire or equity investment we make, whether directly or by way of statutory merger, will involve a business that is new and unseasoned, or a business that has been operating for a limited period of time and has a limited or unsuccessful record of revenues or earnings. Investments in start-up enterprises involve a high degree of risk of total loss of investment. Except in cases of a merger or other instances where stockholders’ approval may be required by applicable law, our stockholders will not have the opportunity to review the relative merits or weaknesses of any proposed business to be acquired or equity investment to be made and, accordingly, will have to rely upon the discretion of our management in selecting a business or investment.

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

2.

We will invest in a corporation that we believe has a strong potential for growth. We will evaluate the corporation’s business and determine the quality and experience of its management.

3.

We may invest in an operating corporation that has experienced increases in gross revenues which exceed industry averages. The market for the corporation’s products will be evaluated by determining the relationship of size, growth potential and competitive factors in that corporation’s industry. This may include the purchase of businesses which offer opportunities for consolidation.

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

We may use independent consultants (who may agree to receive our stock in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to us in any investment decision. We have not engaged any independent consultants for the past three years.

At this time, we believe that any equity investments will be made in private transactions with privately owned corporations. Securities acquired in this manner are restricted from public sale unless they are registered under the Securities Act of 1933, or unless an exemption from registration is available.

Government Regulation

We may be subject to government regulations promulgated by various local, state and Federal government agencies with regard to its proposed business. Additionally, if we purchase equity positions, we will be subject to various rules and regulations promulgated by the Securities and Exchange Commission and the various state securities commissions. We do not intend to engage in the business of investing, reinvesting, owning, holding or trading in securities or otherwise engaging in activities which would render us an “investment company” as defined in the Investment Company Act of 1940, as amended.

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

Most, if not all, of the securities which we acquire as equity investments will be “restricted securities” within the meaning of the Securities Act of 1933 (“Securities Act”) and will not be permitted to be resold without compliance with the Securities Act. The registration of securities owned by us is likely to be a time consuming and expensive process, and we always bear the risk that, because of these delays, we will be unable to resell such securities, or that we will not be able to obtain an attractive price for the securities. It is highly improbable that we would be able to sell any of the securities we acquired.

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

Recent Sales of Unregistered Securities. During the years ended April 30, 2016 and 2015 no securities were issued by the Company.

Broker-Dealer Sales of Our Securities - Unless our Common Stock has a market price of at least $5.00 per share, such stock is covered by a Securities and Exchange Commission (“SEC”) rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their securities in the secondary market.

The SEC has adopted various rules (“Rules”) under the Securities Exchange Act of 1934 requiring broker-dealers engaging in certain recommended transactions with their customers in specified equity securities falling within the definition of “penny stock” (generally non-NASDAQ securities priced below $5 per share) to provide to those customers certain specified information. These SEC Rules were adopted pursuant to the requirements of the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (“Penny Stock Act”).

As a result of the aforesaid rules regulating penny stocks, the market liquidity for our securities, if any, may be severely and adversely affected by restricting the ability of broker-dealers to sell our securities in the secondary market.

Holders — There were approximately 170 holders of record of our common stock as of May 31, 2016, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of May 31, 2016 was 7,350,540 shares.

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

Fiscal year ended April 30, 2016 compared to the fiscal year ended April 30, 2015

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2016 and 2015.

Selling, general and administrative expenses were $20,203 for the fiscal year ended April 30, 2016, a change of $73 or 0.0% over selling, general and administrative expenses of $20,130 for the fiscal year ended April 30, 2015. The change in selling, general and administrative expenses is primarily attributable to a change in service fees.

Interest income for the year ended April 30, 2016 was $255 compared to $265 for the year ended April 30, 2015.

For 2016, we had net loss of $19,948, as compared to a net loss of $19,865 for the comparable period of the prior year.

Liquidity and capital resources

As at April 30, 2016, we had cash and cash equivalents of $247,424 compared to $264,422 at April 30, 2015. We believe we have adequate working capital to fund our search for a business opportunity for at least the next 12 months.

Our operating activities used $16,998 in cash during the fiscal year ended April 30, 2016 as compared to $7,665 in cash used during the fiscal year ended April 30, 2015.

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

Critical Accounting Policies and Significant Judgments and Estimates

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our limited operations are such that application of our accounting policies generally does not require the application of our difficult, subjective or complex judgments. See Note 2 to the Financial Statements included with this Annual Report on Form 10K.

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

Item 8. Financial Statements and Supplementary Data.

The Financial Statements required by Item 8 are set forth below:

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Arbor EnTech Corporation

We have audited the accompanying balance sheets of Arbor EnTech Corporation (the “Company”) as of April 30, 2016 and 2015 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended April 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2016 and 2015, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

July 18, 2016

ARBOR ENTECH CORPORATION

BALANCE SHEETS

	April 30,
	2016	2015
ASSETS

Current Assets:
Cash and Cash Equivalents	$247,424	$264,422

Total Current Assets	247,424	264,422

Total Assets	$247,424	$264,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$1,500	$-
Accounts Payable and Accrued Expenses – Related Party	1,450	-

Total Current Liabilities	2,950	-

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding;	-	-
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 7,350,540 Shares Issued and Outstanding	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Deficit	(2,135,516)	(2,115,568)

Total Stockholders’ Equity	244,474	264,422

Total Liabilities and Stockholders’ Equity	$247,424	$264,422

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF OPERATIONS

		Years Ended April 30,
		2016	2015

Net Sales	$		$-

Costs and Expenses:
Selling, General and Administrative Expenses		20,203	20,130

Loss from Operations		(20,203)	(20,130)

Other Income:
Interest Income		255	265

Net Income (Loss)		$(19,948)	$(19,865)

Income (Loss) Per Common Share – Basic and diluted		$-	$-

Weighted Average Shares Outstanding		7,350,540	7,350,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2016 AND 2015

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	(Deficit)	Total
Balance – April 30, 2014	7,350,540	$7,350	$2,372,640	$(2,095,703)	$284,287
Net Loss	-	-	-	(19,865)	(19,865)
Balance – April 30, 2015	7,350,540	$7,350	$2,372,640	$(2,115,568)	$264,422
Net Loss	-	-	-	(19,948)	(19,948)
Balance – April 30, 2016	7,350,540	$7,350	$2,372,640	$(2,135,516)	$244,474

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(19,948)	$(19,865)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Expenses Paid Directly by a Related Party	1,450	-
Change in Operating Assets and Liabilities:
Decrease in due from Related Party	-	12,200
Increase in Accounts Payable and Accrued Liabilities	1,500	-

Net Cash Used in Operating Activities	(16,998)	(7,665)

Decrease in Cash and Cash Equivalents	(16,998)	(7,665)

Cash and Cash Equivalents – Beginning of Year	264,422	272,087

Cash and Cash Equivalents – End of Year	$247,424	$264,422

Supplemental Cash Flow Information:

Cash Paid for Interest	$-	$-
Cash Paid Income Taxes	$-	$-

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

NOTE 3 - Income Taxes

For income tax purposes, the Company has available net operating loss carryforwards (“NOL”) at April 30, 2016 of approximately $440,000 expiring in various years from 2023 through 2034 to reduce future federal and state taxable income, if any. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

The tax effects of significant items comprising deferred income taxes are as follows:

	April 30,
	2016		2015
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Net Operating Loss Carryforwards	$194,000	$-	$186,000	$-
	194,000	-	186,000	-
Less: Valuation Allowance	194,000	-	186,000	-

	$-	$-	$-	$-

The difference in the Federal Statutory Rate of 34% and the state rate of approximately 10% and the Company’s effective tax rate of 0% is due to a net operating loss carryforward for federal and state taxes. The Company recorded an increase in the valuation allowance of approximately $8,000 for the year ended April 30, 2016.

The Company is no longer subject to examination by Federal or Pennsylvania State taxing authorities for years prior to April 30, 2012.

NOTE 4 - Recent Accounting Pronouncements

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 5 – Related Party Transactions

During the year ended April 30, 2016, Houtkin Consulting Corp, owned by Brad Houtkin, CEO paid expenses on the Company’s behalf. As of April 30, 2016, the amount owed is $1,450.

In the fiscal year ended April 30, 2014, the Company mistakenly paid out on behalf of a related party $14,000 ($12,200 of which was owed at April 30, 2014), which was repaid by the related party to the Company during the year ended April 30, 2015.

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

As of April 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2016, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment of the effectiveness in internal control over financial reporting as of April 30, 2016, we concluded that our internal controls over financial reporting were effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Brad Houtkin	41	President, Treasurer, Director(1)
Michael Houtkin	37	Secretary and Director
Sherry Houtkin	65	Director

(1)Mr. Houtkin serves as our Principal Executive, Financing and Accounting Officer.

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

Family Relationships

Brad Houtkin and Michael Houtkin are Sherry Houtkin’s sons, and Brad and Michael Houtkin are brothers. Our Board members have served as directors due to their 92.5% family control of the Company.

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

Board Leadership Structure

In accordance with the Company’s By-Laws, the Chairman of the Board presides at all meetings of the Board. Since the Company does not have a Chairman of the Board, the By-Laws of the Corporation require the President, Brad Houtkin, to serve as the Chairman of the Board and to preside at all meetings. Currently, the offices of President (who serves as Chairman of the Board and Chief Executive Officer) are not separated. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is likely in the best interests of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”) requires our Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, “Section 16 reporting persons”), to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based on among other things a review of the copies of any such reports furnished to us, during the fiscal year ended April 30, 2015, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to such fiscal year.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to our President (principal executive officer) and Treasurer (principal financial officer).

Name and Principal Position	Fiscal Year	All Other Compensation	Total

Brad Houtkin, CEO,	2016	-	-
President, Treasurer(1)	2015	-	-

(1)  Brad Houtkin became our CEO in December, 2008 in connection with acquiring control of our common stock.

We do not have any employment agreements or stock option or bonus plans with any of our executive officers and we do not have any employees. No compensation was paid to any executive officer with respect to fiscal 2016 or 2015.

Narrative Compensation Disclosure

None of our executives are subject to employment contracts; however, our President is eligible to receive bonuses at the discretion of the Board of Directors based on his contribution to the realization of our business objectives. No compensation was paid to any executive officer with respect to fiscal 2016 or 2015.

There were no outstanding equity awards at fiscal year-end. No grants of plan based awards were made in fiscal 2015. There were no option exercises and no stock awards vested, in each case during fiscal 2016 or 2015. We have no plan that provides for payments in connection with retirement. We have no deferred compensation plans.

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

The following table sets forth information as of May 31, 2016, with respect to:

•

Any person known by us to own beneficially more than 5% of our common stock;

•

Common stock beneficially owned by each of our officers and directors; and

•

The amount of common stock beneficially owned by our officers and directors as a group.

·

Name and Address of Beneficial Owner	Amount and Nature of Shares Beneficially Owned	Percentage of Class(1)

Sherry Houtkin (2) 3900 Island Blvd. Penthouse #4 Aventura, FL 33160	3,395,000	46.2%

Brad Houtkin (3) 5584 East Leitner Drive Coral Springs Florida 33067	6,799,000	92.5%

Michael Houtkin	-	0.00%

All directors and Executive officers as a group (3 persons)	6,799,000	92.5%

(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date. Based upon 7,350,540 shares of common stock issued and outstanding as of May 31, 2016.

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

Item 13. Certain Relationships and Related Transactions, Director Independence.

There have been no transactions between the Company and its officers and directors, except that in the year ended April 30, 2014, $14,000 (of which $12,200 was owed from a related party at April 30, 2014) was mistakenly paid out on behalf of a related party and repaid to the Company during the year ended April 30, 2015 and during the year ended April 30, 2016, Houtkin Consulting paid expenses of $1,450 on the Company’s behalf. Houtkin Consulting is owned by the CEO.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s for the years ended April 30:

	2016	2015
Audit Fees(1)	$9,500	$9,500
Audit-Related fees	-	-
Tax Fees(2)	-	-
All Other Fees	-	-
Total fees	$9,500	$9,500

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

(2) There were no tax fees incurred for preparation of our tax returns for 2016 and 2015. Our Board of Directors is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent public accountants report directly to the Board and the Board is responsible for the resolution of disagreements between management and the independent public accountants. Consistent with the Securities and Exchange Commission requirements, the Board has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent public accountants. Accordingly, the Board pre-approved all services rendered by our independent public accountants. Our independent public accountants for the current fiscal year have been appointed by the Board.

PART IV

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

Financial Statements

Arbor EnTech Balance Sheets - April 30, 2016 and 2015

Arbor EnTech Statements of Operations - Years ended April 30, 2016 and 2015

Arbor EnTech Statements of Stockholders’ Equity - Years ended April 30, 2016 and 2015

Arbor EnTech Statements of Cash Flows - Years ended April 30, 2016 and 2015

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arbor EnTech Corporation

Date: July 21, 2016

/s/ Brad Houtkin

Brad Houtkin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad Houtkin	President, Treasurer and Director	July 21, 2016
Brad Houtkin	(Principal Executive, Financial and Accounting Officer)

/s/ Michael Houtkin	Secretary and Director	July 21, 2016
Michael Houtkin

/s/ Sherry Houtkin	Director	July 21, 2016
Sherry Houtkin

18