Form 10-Q
period 2016-07-31
ARBOR ENTECH CORP
filed 2016-09-13
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

July 31, 2016	000-30432
For the Quarter Ended	Commission File Number

ARBOR ENTECH CORPORATION

Delaware	22-2335094
State of Incorporation	IRS Employer Identification

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

The number of shares outstanding of registrant's common stock at July 31, 2016 was 7,350,540 shares.

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

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

	July 31, 2016	April 30, 2016
ASSETS	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$240,851	$247,424
Total Current Assets	240,851	247,424

Total Assets	$240,851	$247,424

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$5,000	$1,500
Accounts Payable and Accrued Expenses Related Party	-	1,450

Total Current Liabilities	5,000	2,950

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 Par Value; Authorized 100,000,000 Shares; Issued and Outstanding: 7,350,540 Shares	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Earnings (Deficit)	(2,144,139)	(2,135,516)

Total Stockholders' Equity	235,851	244,474

Total Liabilities and Stockholders' Equity	$240,851	$247 ,424

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended July 31,
	2016	2015

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	8,685	8,642

Loss from Operations	(8,685)	(8,642)
Other Income:
Interest	62	66

Net Loss	$(8,623)	$(8,576)

Loss Per Common Share – Basic	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended July 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(8,623)	$(8,576)
Adjustments to Reconcile Net Loss to
Net Cash Provided from (Used in) Operating Activities:

Changes in Operating Assets and Liabilities:
Repayment of Expenses Paid Directly by a Related Party	(1,450)	-
Increase in Accounts Payable and Accrued Liabilities	3,500	8,625

Net Cash Provided from (Used in) Operating Activities	(6,573)	49

Increase (Decrease) in Cash and Cash Equivalents	(6,573)	49

Cash and Cash Equivalents - Beginning of Period	247,424	264,422

Cash and Cash Equivalents - End of Period	$240,851	$264,471

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the "Company") without audit. The condensed balance sheet at April 30, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company's financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2016 Annual Report on Form 10-K filed in July 2016 and other financial reports filed by the Company from time to time.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months ended July 31, 2016 and 2015. Selling, general and administrative expenses (“operating expenses”) were $8,685 for the quarter ended July 31, 2016, as compared to $8,642 for the comparable prior period.

For the quarter ended July 31, 2016, we had a net loss of $8,623 compared to a net loss of $8,576 for the comparable prior period.

Liquidity and Capital Resources

At July 31, 2016, we had working capital of $235,851, compared to working capital of $244,474 at April 30, 2016. As of July 31, 2016, we had cash and cash equivalents of $240,851, a decrease of $6,573 compared with our cash on hand at April 30, 2016. Operating activities used cash of $6,573 for the three months ended July 31, 2016, as compared to cash provided of $49 during the comparable prior period.

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

We anticipate that our operating activities will generate negative net cash flow during the balance of fiscal 2017. We believe that the cash on hand will be sufficient for meeting our liquidity and capital resource needs for the next year.

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

As of July 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR ENTECH CORPORATION

Date: September 13, 2016

/s/ Brad Houtkin

Brad Houtkin

President and Chief Financial Officer