Form 10-Q
period 2016-10-31
ARBOR ENTECH CORP
filed 2016-12-13
CIK 710782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
October 31, 2016	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

The number of shares outstanding of registrant’s common stock at October 31, 2016 was 7,350,540 shares.

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

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

	October 31, 2016	April 30, 2016
ASSETS	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$236,526	$247,424
Total Current Assets	236,526	247,424

Total Assets	$236,526	$247,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	5,000	1,500
Accounts Payable and Accrued Expenses Related Party	−	1,450
Total Current Liabilities	$5,000	$2,950

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding;	−	−
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 7,350,540 Shares Issued and Outstanding	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Deficit	(2,148,464)	(2,135,516)

Total Stockholders’ Equity	231,526	244,474
Total Liabilities and Stockholders’ Equity	$236,526	$247,424

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

		Three Months Ended
		(Unaudited)
		October 31,
		2016		2015

Net Sales	$	−	$	−

Costs and Expenses:
Selling, General and Administrative Expenses		4,385		4,015

Loss from Operations		(4,385)		(4,015)
Other Income:
Interest		60		65

Net Loss		$(4,325)		$(3,950)

Loss Per Common Share – Basic and Diluted	$	−	$	−

Weighted Average Shares Outstanding		7,350,540		7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

		Six Months Ended
		(Unaudited)
		October 31,
		2016		2015
Net Sales	$	−	$	−

Costs and Expenses:
Selling, General and Administrative Expenses		13,070		12,657

Loss from Operations		(13,070)		(12,657)
Other Income:
Interest		122		131

Net Loss		$(12,948)		$(12,526)

Loss Per Common Share – Basic and Diluted	$	−	$	−

Weighted Average Shares Outstanding		7,350,540		7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

		Six Months Ended
		(Unaudited)
		October 31,
		2016		2015
Cash Flows from Operating Activities:
Net Loss		$(12,948)		(12,526)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:

Changes in Operating Assets and Liabilities:
Repayment of Expenses Paid Directly by a Related Party		(1,450)		-
Increase in Accounts Payable and Accrued Expenses		3,500		-

Net Cash Used in Operating Activities		(10,898)		(12,526)

Decrease in Cash and Cash Equivalents		(10,898)		(12,526)

Cash and Cash Equivalents – Beginning of Period		247,424		264,422

Cash and Cash Equivalents – End of Period		$236,526		251,896

Supplemental Cash Flow Information:
Cash Paid for Interest	$	−	$	−

Cash Paid for Income Taxes	$	−	$	−

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A)

The condensed balance sheet at April 30, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2016 Annual Report on Form 10-K filed In July 2016 and other financial reports filed by the Company from time to time.

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

ARBOR ENTECH CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (including any statements regarding the Company’s outlook for fiscal 2017 and beyond). Any forward looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months and six months ended October 31, 2016. Selling, general and administrative expenses were $4,385 for the quarter ended October 31, 2016, as compared to $4,015 for the comparable prior period. For the six months ended October 31, 2016, selling, general and administrative expenses were $13,070 as compared to $12,657 for the comparable prior period. The changes in operating expenses were primarily due to changes in filing and professional fees.

For the quarter ended October 31, 2016, we had a net loss of $4,325 compared to a net loss of $3,950 for the comparable prior period. For the six months ended October 31, 2016, we had a net loss of $12,948, compared to a net loss of $12,526, for the comparable prior period. The changes in net loss were primarily due to changes in professional fees.

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

Liquidity and Capital Resources

At October 31, 2016, we had working capital of $231,526, compared to working capital of $244,474 at April 30, 2016.

As of October 31, 2016 , we had cash and cash equivalents of $236,526, a decrease of $10,898 compared with our cash on hand at April 30, 2016.

Operating activities used $10,898 in cash for the six months ended October 31, 2016, as compared to $12,526 used during the comparable prior period.

Since terminating our wood products business in September 2003, due to limited cash resources and a limited and sporadic trading market for our Common Stock, among other reasons, we have been unable to find a suitable business opportunity or merger candidate. Nevertheless, we continue to seek business opportunities, including potential acquisition candidates.

During the remainder of fiscal 2017, we do not anticipate that we will incur any capital expenditures.

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

As of October 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ARBOR ENTECH CORPORATION

/s/ Brad Houtkin

Dated: December 13, 2016

President and Principal Financial Officer