Form 10-K
period 2017-04-30
ARBOR ENTECH CORP
filed 2017-07-24
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [   ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of regulation ST (Sec. 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) or the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of October 31, 2016, the number of shares of voting stock held by non-affiliates was approximately 355,000. No market value is being provided of stock held by non-affiliated parties due to the limited market for our common stock. See “Item 5.”

At July 19, 2017, there were 7,350,540 common shares issued and outstanding.

ARBOR ENTECH CORPORATION

Form 10-K

April 30, 2017

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

1.We will examine the products or services of a business being considered to determine whether a market exists for the products or services and whether the business can manufacture and/or market the products or produce the services at a competitive cost.

2.We will invest in a corporation that we believe has a strong potential for growth. We will evaluate the corporation's business and determine the quality and experience of its management.

3.We may invest in an operating corporation that has experienced increases in gross revenues which exceed industry averages. The market for the corporation's products will be evaluated by determining the relationship of size, growth potential and competitive factors in that corporation's industry. This may include the purchase of businesses which offer opportunities for consolidation.

4. We will also consider the following factors:

(a) Special risks associated with the business and the industry,

(b)Equity available to the business,

(c)Capital requirements of the business,

(d)Potential for profitability and

(e)The effect of market and economic conditions and governmental policies on the business and its products.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information - our common stock is quoted in the over-the-counter market on the OTC Pink of the OTC market, under the symbol “ARBE.” Our stock is not traded or quoted on any automated quotation system. There is no established trading market for our common stock, and there is essentially no trading in our common stock. Quotations for and transactions in our common stock are highly sporadic and such information should not be relied upon as a meaningful indication of the price at which a shareholder could sell our common stock. Accordingly, no price information is being supplied herein.

Recent Sales of Unregistered Securities. During the years ended April 30, 2017 and 2016 no securities were issued by the Company.

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

Holders — There were approximately 170 holders of record of our common stock as of May 31, 2017, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of May 31, 2017 was 7,350,540 shares.

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

Fiscal year ended April 30, 2017 compared to the fiscal year ended April 30, 2016

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2017 and 2016.

Selling, general and administrative expenses were $20,799 for the fiscal year ended April 30, 2017, a change of $596 or 3.0% over selling, general and administrative expenses of $20,203 for the fiscal year ended April 30, 2016. The change in selling, general and administrative expenses is primarily attributable to a change in service fees.

Interest income for the year ended April 30, 2017 was $235 compared to $255 for the year ended April 30, 2016.

For 2017, we had net loss of $20,564, as compared to a net loss of $19,948 for the comparable period of the prior year.

Liquidity and capital resources

As at April 30, 2017, we had cash and cash equivalents of $226,035 compared to $247,424 at April 30, 2016. We believe we have adequate working capital to fund our search for a business opportunity for at least the next 12 months.

Our operating activities used $21,389 in cash during the fiscal year ended April 30, 2017 as compared to $16,998 in cash used during the fiscal year ended April 30, 2016.

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

Item 8. Financial Statements and Supplementary Data.

The Financial Statements required by Item 8 are set forth below:

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Arbor EnTech Corporation

We have audited the accompanying balance sheets of Arbor EnTech Corporation (the “Company”) as of April 30, 2017 and 2016 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended April 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor EnTech Corporation as of April 30, 2017 and 2016, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

July 21, 2017

ARBOR ENTECH CORPORATION

BALANCE SHEETS

	April 30,
	2017	2016
ASSETS

Current Assets:
Cash and Cash Equivalents	$226,035	$247,424

Total Current Assets	226,035	247,424

Total Assets	$226,035	$247,424

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$2,125	$1,500
Accounts Payable and Accrued Expenses – Related Party	-	1,450

Total Current Liabilities	2,125	2,950

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding;	-	-
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 7,350,540 Shares Issued and Outstanding	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Deficit	(2,156,080)	(2,135,516)

Total Stockholders’ Equity	223,910	244,474

Total Liabilities and Stockholders’ Equity	$226,035	$247,424

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2017	2016

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	20,799	20,203

Loss from Operations	(20,799)	(20,203)

Other Income:
Interest Income	235	255

Net Income (Loss)	$(20,564)	$(19,948)

Income (Loss) Per Common Share – Basic and diluted	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2017 AND 2016

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	(Deficit)	Total
Balance – April 30, 2015	7,350,540	$7,350	$2,372,640	$(2,115,568)	$264,422
Net Loss	-	-	-	(19,948)	(19,948)
Balance – April 30, 2016	7,350,540	$7,350	$2,372,640	$(2,135,516)	$244,474
Net Loss	-	-	-	(20,564)	(20,564)
Balance – April 30, 2017	7,350,540	$7,350	$2,372,640	$(2,156,080)	$223,910

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(20,564)	$(19,948)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Expenses Paid Directly by (Repaid to) a Related Party	(1,450)	1,450
Change in Operating Assets and Liabilities:
Increase in Accounts Payable and Accrued Liabilities	625	1,500

Net Cash Used in Operating Activities	(21,389)	(16,998)

Decrease in Cash and Cash Equivalents	(21,389)	(16,998)

Cash and Cash Equivalents – Beginning of Year	247,424	264,422

Cash and Cash Equivalents – End of Year	$226,035	$247,424

Supplemental Cash Flow Information:

Cash Paid for Interest	$-	$-
Cash Paid Income Taxes	$-	$-

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

ARBOR ENTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Income Taxes

For income tax purposes, the Company has available net operating loss carryforwards (“NOL”) at April 30, 2017 of approximately $461,000 expiring in various years from 2023 through 2037 to reduce future federal and state taxable income, if any. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

The tax effects of significant items comprising deferred income taxes are as follows:

	April 30,
	2017		2016
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Net Operating Loss Carryforwards	$203,000	-	$194,000	$-
	203,000	-	194,000	-
Less: Valuation Allowance	203,000	-	194,000	-

	$-	$-	$-	$-

The difference in the Federal Statutory Rate of 34% and the state rate of approximately 10% and the Company's effective tax rate of 0% is due to a net operating loss carryforward for federal and state taxes. The Company recorded an increase in the valuation allowance of approximately $9,000 for the year ended April 30, 2017.

The Company is no longer subject to examination by Federal or Pennsylvania State taxing authorities for years prior to April 30, 2013.

NOTE 4 - Recent Accounting Pronouncements

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 5 – Related Party Transactions

During the year ended April 30, 2016, Houtkin Consulting Corp, owned by Brad Houtkin, CEO paid expenses on the Company’s behalf. As of April 30, 2016, the amount owed was $1,450, which was repaid during the first quarter of the year ended April 30, 2017.

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

As of April 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2017, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment of the effectiveness in internal control over financial reporting as of April 30, 2017, we concluded that our internal controls over financial reporting were effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Brad Houtkin	42	President, Treasurer, Director(1)
Michael Houtkin	38	Secretary and Director
Sherry Houtkin	66	Director

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

•annually reviewing and reassessing the adequacy of the committee’s formal charter;

•reviewing the annual audited financial statements with our management and the independent auditors and the adequacy of our internal accounting controls;

•reviewing analyses prepared by our management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•reviewing the independence of the independent auditors;

•reviewing our auditing and accounting principles and practices with the independent auditors and reviewing major changes to our auditing and accounting principles and practices as suggested by the independent auditor or its management;

•reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

•all responsibilities given to the audit committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

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

To our knowledge, based on among other things a review of the copies of any such reports furnished to us, during the fiscal year ended April 30, 2016, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to such fiscal year.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to our President (principal executive officer) and Treasurer (principal financial officer).

Name and Principal Position	Fiscal Year	All Other Compensation	Total

Brad Houtkin, CEO,	2017	-	-
President, Treasurer(1)	2016	-	-

(1) Brad Houtkin became our CEO in December 2008 in connection with acquiring control of our common stock.

We do not have any employment agreements or stock option or bonus plans with any of our executive officers and we do not have any employees. No compensation was paid to any executive officer with respect to fiscal 2017 or 2016.

Narrative Compensation Disclosure

None of our executives are subject to employment contracts; however our President is eligible to receive bonuses at the discretion of the Board of Directors based on his contribution to the realization of our business objectives. No compensation was paid to any executive officer with respect to fiscal 2017 or 2016.

There were no outstanding equity awards at fiscal year-end. No grants of plan based awards were made in fiscal 2017. There were no option exercises and no stock awards vested, in each case during fiscal 2017 or 2016. We have no plan that provides for payments in connection with retirement. We have no deferred compensation plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of June 30, 2017, with respect to:

•Any person known by us to own beneficially more than 5% of our common stock;

•Common stock beneficially owned by each of our officers and directors; and

•The amount of common stock beneficially owned by our officers and directors as a group.

·

Name and Address of Beneficial Owner	Amount and Nature of Shares Beneficially Owned	Percentage of Class(1)

Sherry Houtkin (2) 3900 Island Blvd. Penthouse #4 Aventura, FL 33160	3,395,000	46.2%

Brad Houtkin (3) 5584 East Leitner Drive Coral Springs Florida 33067	6,799,000	92.5%

Michael Houtkin	-	0.00%

All directors and Executive officers as a group (3 persons)	6,799,000	92.5%

(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Based upon 7,350,540 shares of common stock issued and outstanding as of June 30, 2017.

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

Item 13. Certain Relationships and Related Transactions, Director Independence.

There have been no transactions between the Company and its officers and directors, except that in the year ended April 30, 2016, Houtkin Consulting paid expenses of $1,450 on the Company’s behalf. Houtkin Consulting is owned by the CEO.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s for the years ended April 30:

	2017	2016
Audit Fees(1)	$9,500	$9,500
Audit-Related fees	-	-
Tax Fees(2)	-	-
All Other Fees	-	-
Total fees	$9,500	$9,500

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

(2) There were no tax fees incurred for preparation of our tax returns for 2017 and 2016. Our Board of Directors is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent public accountants report directly to the Board and the Board is responsible for the resolution of disagreements between management and the independent public accountants. Consistent with the Securities and Exchange Commission requirements, the Board has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent public accountants. Accordingly, the Board pre-approved all services rendered by our independent public accountants. Our independent public accountants for the current fiscal year have been appointed by the Board.

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

Financial Statements

Arbor EnTech Balance Sheets - April 30, 2017 and 2016

Arbor EnTech Statements of Operations - Years ended April 30, 2017 and 2016

Arbor EnTech Statements of Stockholders’ Equity - Years ended April 30, 2017 and 2016

Arbor EnTech Statements of Cash Flows - Years ended April 30, 2017 and 2016

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arbor EnTech Corporation

Date: July 21, 2017

/s/ Brad Houtkin

Brad Houtkin,

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad Houtkin	President, Treasurer and Director	July 21, 2017
Brad Houtkin	(Principal Executive, Financial and Accounting Officer)

/s/ Michael Houtkin	Secretary and Director	July 21, 2017
Michael Houtkin

/s/ Sherry Houtkin	Director	July 21, 2017
Sherry Houtkin