Form 10-Q
period 2017-07-31
ARBOR ENTECH CORP
filed 2017-09-14
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

July 31, 2017	000-30432
For the Quarter Ended	Commission File Number

ARBOR ENTECH CORPORATION

Delaware	22-2335094
State of Incorporation	IRS Employer Identification

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [X] No [   ]

The number of shares outstanding of registrant's common stock at July 31, 2017 was 7,350,540 shares.

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

	July 31, 2017	April 30, 2017
ASSETS	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$221,092	$226,035
Total Current Assets	221,092	226,035

Total Assets	$221,092	$226,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$6,426	$2,125

Total Current Liabilities	6,426	2,125

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 Par Value; Authorized 100,000,000 Shares; Issued and Outstanding: 7,350,540 Shares	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Earnings (Deficit)	(2,165,324)	(2,156,080)

Total Stockholders' Equity	214,666	223,910

Total Liabilities and Stockholders' Equity	$221,092	$226,035

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended July 31,
	2017	2016

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	9,300	8,685

Loss from Operations	(9,300)	(8,685)
Other Income:
Interest	56	62

Net Loss	$(9,244)	$(8,623)

Loss Per Common Share – Basic	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended July 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(9,244)	(8,623)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:

Changes in Operating Assets and Liabilities:
Repayment of Expenses Paid Directly by a Related Party	-	(1,450)
Increase in Accounts Payable and Accrued Liabilities	4,301	3,500

Net Cash Used in Operating Activities	(4,943)	(6,573)

Decrease in Cash and Cash Equivalents	(4,943)	(6,573)

Cash and Cash Equivalents - Beginning of Period	226,035	247,424

Cash and Cash Equivalents - End of Period	$221,092	240,851

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-

Cash Paid for Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A) The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the "Company") without audit. The condensed balance sheet at April 30, 2017 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company's financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2017 Annual Report on Form 10-K filed on July 24, 2017 and other financial reports filed by the Company from time to time.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months ended July 31, 2017 and 2016. Selling, general and administrative expenses (“operating expenses”) were $9,300 for the quarter ended July 31, 2017, as compared to $8,685 for the comparable prior period.

For the quarter ended July 31, 2017, we had a net loss of $9,244 compared to a net loss of $8,623 for the comparable prior period.

Liquidity and Capital Resources

At July 31, 2017, we had working capital of $214,666, compared to working capital of $223,910 at April 30, 2017. As of July 31, 2017, we had cash and cash equivalents of $221,092, a decrease of $4,943 compared with our cash on hand at April 30, 2017. Operating activities used cash of $4,943 for the three months ended July 31, 2017, as compared to cash used in operating activities of $6,573 during the comparable prior period.

Since terminating our wood products business in September 2003, due to limited cash resources and a limited and sporadic trading market for our Common Stock, among other reasons, we have been unable to find a suitable business opportunity or merger candidate. Nevertheless, we continue to seek business opportunities, including potential acquisition candidates.

During the remainder of fiscal 2018, we do not anticipate that we will incur any capital expenditures.

We anticipate that our operating activities will generate negative net cash flow during the balance of fiscal 2018. We believe that the cash on hand will be sufficient for meeting our liquidity and capital resource needs for the next year.

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

As of July 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

4.	Form of common stock certificate, filed as the same exhibit number to our Form 10Q filed on March 17, 2009, and incorporated herein by this reference.
31.1	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR ENTECH CORPORATION

Date: September 13, 2017

/s/ Brad Houtkin

Brad Houtkin

President and Chief Financial Officer