Form 10-Q
period 2017-10-31
ARBOR ENTECH CORP
filed 2017-12-13
CIK 710782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
October 31, 2017	000-30432

ARBOR ENTECH CORPORATION

State of Incorporation	IRS Employer Identification
Delaware	22-2335094

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

The number of shares outstanding of registrant’s common stock at October 31, 2017 was 7,350,540 shares.

ARBOR ENTECH CORPORATION

ARBOR ENTECH CORPORATION

CONDENSED BALANCE SHEETS

		October 31, 2017	April 30, 2017
ASSETS		(Unaudited)

Current Assets:
Cash and Cash Equivalents		$211,360	$226,035
Total Current Assets		211,360	226,035

Total Assets		$211,360	$226,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$	−	2,125
Total Current Liabilities	$	−	$2,125

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding;		−	−
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 7,350,540 Shares Issued and Outstanding		7,350	7,350
Additional Paid-In Capital		2,372,640	2,372,640
Retained Deficit		(2,168,630)	(2,156,080)

Total Stockholders’ Equity		211,360	223,910
Total Liabilities and Stockholders’ Equity		$211,360	$226,035

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

		Three Months Ended
		(Unaudited)
		October 31,
		2017		2016

Net Sales	$	−	$	−

Costs and Expenses:
Selling, General and Administrative Expenses		3,360		4,385

Loss from Operations		(3,360)		(4,385)
Other Income:
Interest		54		60

Net Loss		$(3,306)		$(4,325)

Loss Per Common Share – Basic and Diluted		$-	$	−

Weighted Average Shares Outstanding		7,350,540		7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

		Six Months Ended
		(Unaudited)
		October 31,
		2017		2016
Net Sales	$	−	$	−

Costs and Expenses:
Selling, General and Administrative Expenses		12,660		13,070

Loss from Operations		(12,660)		(13,070)
Other Income:
Interest		110		122

Net Loss		$(12,550)		$(12,948)

Loss Per Common Share – Basic and Diluted	$	−	$	−

Weighted Average Shares Outstanding		7,350,540		7,350,540

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

		Six Months Ended
		(Unaudited)
		October 31,
		2017		2016
Cash Flows from Operating Activities:
Net Loss		$(12,550)		(12,948)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:

Changes in Operating Assets and Liabilities:
Repayment of Expenses Paid Directly by a Related Party		−		(1,450)
Increase in Accounts Payable and Accrued Expenses		(2,125)		3,500

Net Cash Used in Operating Activities		(14,675)		(10,898)

Decrease in Cash and Cash Equivalents		(14,675)		(10,898)

Cash and Cash Equivalents – Beginning of Period		226,035		247,424

Cash and Cash Equivalents – End of Period		$211,360		236,526

Supplemental Cash Flow Information:
Cash Paid for Interest	$	−	$	−

Cash Paid for Income Taxes	$	−	$	−

See accompanying notes to condensed financial statements.

ARBOR ENTECH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A) The condensed balance sheet at April 30, 2017 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of Arbor Entech Corporation (the “Company”) without audit; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2017 Annual Report on Form 10-K filed in July 2017 and other financial reports filed by the Company from time to time.

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

Historical Background

Historically, we were a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. As discussed below in Discontinued Operations,” on September 2, 2003, we discontinued our wood products business.

We previously disclosed that we were in discussions with respect to a potential acquisition of an early stage, privately-held pre-revenue web portal company. These discussions are no longer ongoing. Currently, we are seeking other business opportunities, but there can be no assurance that such opportunities will be identified, capitalized upon, or result in any profits.

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months and six months ended October 31, 2017. Selling, general and administrative expenses were $3,360 for the quarter ended October 31, 2017, as compared to $4,385 for the comparable prior period. For the six months ended October 31, 2017, selling, general and administrative expenses were $12,660 as compared to $13,070 for the comparable prior period. The changes in operating expenses were primarily due to changes in filing and professional fees.

For the quarter ended October 31, 2017, we had a net loss of $3,306 compared to a net loss of $4,325 for the comparable prior period. For the six months ended October 31, 2017, we had a net loss of $12,550, compared to a net loss of $12,948, for the comparable prior period. The changes in net loss were primarily due to changes in professional fees.

Liquidity and Capital Resources

At October 31, 2017, we had working capital of $211,360, compared to working capital of $223,910 at April 30, 2017.

As of October 31, 2017, we had cash and cash equivalents of $211,360, a decrease of $14,675 compared with our cash on hand at April 30, 2017.

Operating activities used $14,675 in cash for the six months ended October 31, 2017, as compared to $10,898 used during the comparable prior period.

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

As of October 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ARBOR ENTECH CORPORATION

/s/ Brad Houtkin

Brad Houtkin

President and Principal Financial Officer

Dated: December 13, 2017