Form 10-K
period 2018-04-30
ARBOR ENTECH CORP
filed 2018-07-24
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2018

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

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

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of October 31, 2017, the number of shares of voting stock held by non-affiliates was approximately 355,000. No market value is being provided of stock held by non-affiliated parties due to the limited market for our common stock. See “Item 5.”

At July 19, 2018, there were 7,350,540 common shares issued and outstanding.

ARBOR ENTECH CORPORATION

Form 10-K

April 30, 2018

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

Recent Sales of Unregistered Securities. During the years ended April 30, 2018 and 2017, no securities were issued by the Company.

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

Holders — There were approximately 170 holders of record of our common stock as of May 31, 2018, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of May 31, 2018 was 7,350,540 shares.

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

Fiscal year ended April 30, 2018 compared to the fiscal year ended April 30, 2017

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2018 and 2017.

Selling, general and administrative expenses were $19,986 for the fiscal year ended April 30, 2018, a change of $813 or 3.9 % over selling, general and administrative expenses of $20,799 for the fiscal year ended April 30, 2017. The change in selling, general and administrative expenses is primarily attributable to a change in service fees.

Interest income for the year ended April 30, 2018 was $211 compared to $235 for the year ended April 30, 2017.

For 2018, we had net loss of $19,774, as compared to a net loss of $20,564 for the comparable period of the prior year.

Liquidity and capital resources

As at April 30, 2018, we had cash and cash equivalents of $205,636 compared to $226,035 at April 30, 2017. We believe we have adequate working capital to fund our search for a business opportunity for at least the next 12 months.

Our operating activities used $20,399 in cash during the fiscal year ended April 30, 2018 as compared to $21,389 in cash used during the fiscal year ended April 30, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Arbor Entech Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arbor Entech Corporation (the Company) as of April 30, 2018 and 2017 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2008.

Somerset, New Jersey

July 24, 2018

ARBOR ENTECH CORPORATION

BALANCE SHEETS

	April 30,
	2018	2017
ASSETS

Current Assets:
Cash and Cash Equivalents	$205,636	$226,035

Total Current Assets	205,636	226,035

Total Assets	$205,636	$226,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$1,500	$2,125

Total Current Liabilities	1,500	2,125

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding;	-	-
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 7,350,540 Shares Issued and Outstanding	7,350	7,350
Additional Paid-In Capital	2,372,640	2,372,640
Retained Deficit	(2,175,854)	(2,156,080)

Total Stockholders’ Equity	204,136	223,910

Total Liabilities and Stockholders’ Equity	$205,636	$226,035

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2018	2017

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	19,986	20,799

Loss from Operations	(19,986)	(20,799)

Other Income:
Interest Income	211	235

Net Income (Loss)	$(19,774)	$(20,564)

Income (Loss) Per Common Share – Basic and diluted	$-	$-

Weighted Average Shares Outstanding	7,350,540	7,350,540

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2018 AND 2017

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	(Deficit)	Total
Balance – April 30, 2016	7,350,540	$7,350	$2,372,640	$(2,135,516)	$244,474
Net Loss	-	-	-	(20,564)	(20,564)
Balance – April 30, 2017	7,350,540	$7,350	$2,372,640	$(2,156,080)	$223,910
Net Loss	-	-	-	(19,774)	(19,774)

Balance – April 30, 2018	7,350,540	$7,350	$2,372,640	$(2,175,854)	$204,136

The accompanying notes are an integral part of the financial statements.

ARBOR ENTECH CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(19,774)	$(20,564)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Expenses Repaid to a Related Party		(1,450)
Change in Operating Assets and Liabilities:
(Decrease)/Increase in Accounts Payable and Accrued Liabilities	(625)	625

Net Cash Used in Operating Activities	(20,399)	(21,389)

Decrease in Cash and Cash Equivalents	(20,399)	(21,389)

Cash and Cash Equivalents – Beginning of Year	226,035	247,424

Cash and Cash Equivalents – End of Year	$205,636	$226,035

Supplemental Cash Flow Information:

Cash Paid for Interest	$-	$-
Cash Paid Income Taxes	$-	$-

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

ARBOR ENTECH CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Income Taxes

For income tax purposes, the Company has available net operating loss carryforwards (“NOL”) at April 30, 2018 of approximately $481,000 expiring in various years from 2023 through 2039 to reduce future federal and state taxable income, if any. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

The tax effects of significant items comprising deferred income taxes are as follows:

	April 30,
	2018		2017
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Net Operating Loss Carryforwards	$149,000	-	$203,000	$-
	149,000	-	203,000	-
Less: Valuation Allowance	149,000	-	203,000	-

	$-	$-	$-	$-

The difference in the Federal Statutory Rate of 21% and the state rate of approximately 10% and the Company's effective tax rate of 0% is due to a net operating loss carryforward for federal and state taxes.

On December 22, 2017, the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017. The Company’s deferred tax assets and liabilities have been remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a decrease in the Company’s deferred tax assets and valuation allowance of $54,000.

The Company is no longer subject to examination by Federal or Pennsylvania State taxing authorities for years prior to April 30, 2014.

NOTE 4 - Recent Accounting Pronouncements

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 5 – Subsequent Events

On June 22, 2018, the Company entered into a Stock Purchase Agreement (the “SPA”) with a third party (the “Purchaser”) and certain selling stockholders, including the Company’s controlling stockholders (the “Sellers”), pursuant to which the Purchaser has agreed to acquire shares of common stock representing approximately 98.75% of the company’s issued and outstanding common stock (the “Shares”). The Company will not receive any proceeds from the sale of the Shares. Completion of the transaction contemplated by the SPA is subject to various conditions, including payment of a cash dividend to the Company’s stockholders and the Company’s changing its name and stock symbol as per the direction of the Purchaser. Following completion of the transaction contemplated by the SPA, the Company’s current officers and directors will resign and new directors and officers will be appointed.

On July 6, 2018, the Board of directors of the Company (i) declared a cash dividend in the amount of $.02548 per share, payable to stockholders of record on July 16, 2018, and (ii) approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name to Evergreen International, Corp, which amendment was filed with the Secretary of State of the State of Delaware on July 13, 2018 and will become effective July 27, 2018.

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

As of April 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2018, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment of the effectiveness in internal control over financial reporting as of April 30, 2018, we concluded that our internal controls over financial reporting were effective.

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

Item 9B. Other Information.

On June 22, 2018, the Company entered into a Stock Purchase Agreement (the “SPA”) with a third party (the “Purchaser”) and certain selling stockholders, including the Company’s controlling stockholders (the “Sellers”), pursuant to which the Purchaser has agreed to acquire shares of common stock representing approximately 98.75% of the company’s issued and outstanding common stock (the “Shares”). The Company will not receive any proceeds from the sale of the Shares. Completion of the transaction contemplated by the SPA is subject to various conditions, including payment of a cash dividend to the Company’s stockholders and the Company’s changing its name and stock symbol as per the direction of the Purchaser. Following completion of the transaction contemplated by the SPA, the Company’s current officers and directors will resign and new directors and officers will be appointed.

On July 6, 2018, the Board of directors of the Company (i) declared a cash dividend in the amount of $.02548 per share, payable to stockholders of record on July 16, 2018, and (ii) approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name to Evergreen International, Corp, which amendment was filed with the Secretary of State of the State of Delaware on July 13, 2018 and will become effective July 27, 2018.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Brad Houtkin	43	President, Treasurer, Director(1)
Michael Houtkin	39	Secretary and Director
Sherry Houtkin	67	Director

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

Currently, the Company has no independent directors. The Company may in the future seek to add to the Board an “independent director” who is a “financial expert” and at that time, to form an audit committee. In the event an audit committee is established, of which there can be no assurances given, its first responsibility would be to adopt a written charter. Such charter would be expected to include, among other things:

•being directly responsible for the appointment, compensation and oversight of our independent auditor, which shall report directly to the audit committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

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

To our knowledge, based on among other things a review of the copies of any such reports furnished to us, during the fiscal year ended April 30, 2018, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to such fiscal year.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to our President (principal executive officer) and Treasurer (principal financial officer).

Name and Principal Position	Fiscal Year	All Other Compensation	Total

Brad Houtkin, CEO,	2018	-	-
President, Treasurer(1)	2017	-	-

(1) Brad Houtkin became our CEO in December 2008 in connection with acquiring control of our common stock.

We do not have any employment agreements or stock option or bonus plans with any of our executive officers and we do not have any employees. No compensation was paid to any executive officer with respect to fiscal 2018 or 2017.

Narrative Compensation Disclosure

None of our executives are subject to employment contracts; however our President is eligible to receive bonuses at the discretion of the Board of Directors based on his contribution to the realization of our business objectives. No compensation was paid to any executive officer with respect to fiscal 2018 or 2017.

There were no outstanding equity awards at fiscal year-end. No grants of plan based awards were made in fiscal 2018. There were no option exercises and no stock awards vested, in each case during fiscal 2018 or 2017. We have no plan that provides for payments in connection with retirement. We have no deferred compensation plans.

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

The following table sets forth information as of June 30, 2018, with respect to:

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

(1) Based upon information furnished by the persons listed. Except as otherwise noted, all persons have sole voting and investment power over the shares listed. A person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Based upon 7,350,540 shares of common stock issued and outstanding as of June 30, 2018.

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

Item 13. Certain Relationships and Related Transactions, Director Independence.

For the two years ended April 30, 2018, there have been no transactions between the Company and its officers and directors.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s for the years ended April 30:

	2018	2017
Audit Fees(1)	$9,500	$9,500
Audit-Related fees	-	-
Tax Fees(2)	-	-
All Other Fees	-	-
Total fees	$9,500	$9,500

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

(2) There were no tax fees incurred for preparation of our tax returns for 2018 and 2017. Our Board of Directors is solely responsible for the nomination, approval, compensation, evaluation and discharge of the independent public accountants. The independent public accountants report directly to the Board and the Board is responsible for the resolution of disagreements between management and the independent public accountants. Consistent with the Securities and Exchange Commission requirements, the Board has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent public accountants. Accordingly, the Board pre-approved all services rendered by our independent public accountants. Our independent public accountants for the current fiscal year have been appointed by the Board.

Item 15 Exhibits and Financial Statement Schedules

The following items are filed as part of this report:

Exhibits:

3.1	Articles of Incorporation, as amended(3)
3.2	By-Laws(2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended(3)
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended(3)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.SCH	Document, XBRL Taxonomy Extension(3)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition(3)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels(3)
101.LAB	Linkbase, XBRL Taxonomy Extension(3)
101.PRE	Presentation Linkbase(3)

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

Financial Statements

Arbor EnTech Balance Sheets - April 30, 2018 and 2017

Arbor EnTech Statements of Operations - Years ended April 30, 2018 and 2017

Arbor EnTech Statements of Stockholders’ Equity - Years ended April 30, 2018 and 2017

Arbor EnTech Statements of Cash Flows - Years ended April 30, 2018 and 2017

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arbor EnTech Corporation

Date: July 24, 2018

/s/ Brad Houtkin

Brad Houtkin,

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad Houtkin	President, Treasurer and Director	July 24, 2018
Brad Houtkin	(Principal Executive, Financial and Accounting Officer)

/s/ Michael Houtkin	Secretary and Director	July 24, 2018
Michael Houtkin

/s/ Sherry Houtkin	Director	July 24, 2018
Sherry Houtkin