Form 10-Q
period 2018-07-31
Evergreen International Corp.
filed 2018-09-19
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

July 31, 2018	000-30432
For the quarterly period ended	Commission File Number

Evergreen International Corp.

Delaware	22-2335094
State of Incorporation	IRS Employer Identification

6F Fazhan Building, No. 658, Chaoyang Street, Jingxiu District, Baoding City, Hebei, China
(Address of principal executive offices)

Arbor Entech Corporation

(Former name and former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of registrant’s common stock at September 17, 2018 was 7,350,540 shares.

EVERGREEN INTERNATIONAL CORP.

i

EVERGREEN INTERNATIONAL CORP.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	July 31, 2018	April 30, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$96	$205,636
Total Current Assets	96	205,636

Total Assets	$96	$205,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$-	$1,500

Total Current Liabilities	-	1,500

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 7,350,540 Shares Issued and Outstanding	7,350	7,350
Additional Paid-In Capital	2,190,644	2,372,640
Accumulated Deficit	(2,197,898)	(2,175,854)

Total Stockholders’ Equity	96	204,136

Total Liabilities and Stockholders’ Equity	$96	$205,636

The accompanying notes are an integral part of the condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,
	2018	2017

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	22,177	9,300

Loss from Operations	(22,177)	(9,300)
Other Income:
Interest	133	56

Net Loss	$(22,044)	$(9,244)

Loss Per Common Share – Basic	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540

The accompanying notes are an integral part of the condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(22,044)	$(9,244)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(1,500)	4,301

Net Cash Used in Operating Activities	(23,544)	(4,943)

Cash Flows from Financing Activities:
Special Dividends Paid	(181,996)	-

Net Cash Used in Financing Activities	(181,996)	-

Decrease in Cash and Cash Equivalents	(205,540)	(4,943)

Cash and Cash Equivalents - Beginning of Period	205,636	226,035

Cash and Cash Equivalents - End of Period	$96	$221,092

The accompanying notes are an integral part of the condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Historically, Evergreen International Corp. (formerly Arbor Entech Corporation) (“Evergreen”, “we” or “the Company”) was a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. On September 2, 2003, we terminated our business relationship with Home Depot due to increased difficulties in transacting business with such company on a profitable basis. These difficulties included Home Depot’s prohibition against price increases, despite increases in our costs of production, a diminution in the Home Depot territories to which we were allowed to sell product, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.

On June 22, 2018, the Company entered into a Stock Purchase Agreement (the “SPA”) with a third party (the “Purchaser”) and certain selling stockholders, including the Company’s controlling stockholders (the “Sellers”), pursuant to which the Purchaser has agreed to acquire shares of common stock representing approximately 98.75% of the company’s issued and outstanding common stock (the “Shares”). The transaction contemplated by the SPA was subject to various conditions, including payment of a cash dividend to the Company’s stockholders and the Company’s changing its name and stock symbol as per the direction of the Purchaser.

On July 6, 2018, the Board of directors of the Company (i) declared a cash dividend in an aggregate amount of $181,996, or an average of $0.024760 per share, payable to stockholders of record on July 16, 2018, and (ii) approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name to Evergreen International Corp., which amendment was filed with the Secretary of State of the State of Delaware on July 13, 2018 and became effective July 27, 2018.

On July 27, 2018, the transactions contemplated by the SPA were closed, and as a result, the Purchaser completed the acquisition of the Shares, representing 98.75% of the company’s issued and outstanding common stock for $325,000, which was funded out of the purchaser’s personal funds. The consummation of the transactions contemplated by the SPA resulted in a change of control of the Company.

Basis of Presentation

The accompanying financial statements as of July 31, 2018 and for the three months ended July 31, 2018 and 2017 are unaudited.  In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the financial position as of July 31, 2018 as well as the results of operations and cash flows for the three months ended July 31, 2018 and 2017 in accordance with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results expected for the full year. The interim financial statements and related notes thereto should be read in conjunction with the audited financial statements and related notes thereto for the fiscal year ended April 30, 2018.

Interim Financial Statements

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of the Company without audit. The condensed balance sheet at April 30, 2018 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company's financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's fiscal year 2018 Annual Report on Form 10-K filed on July 24, 2018 and other financial reports filed by the Company from time to time.

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

Income Taxes

Income taxes are provided in accordance with ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Income (Loss) Per Common Share

The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”.  Since the Company has no common stock equivalents, diluted earnings (loss) per share is the same as basic earnings (loss) per share.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, which consist primarily of cash and cash equivalents and accounts payable and accrued liabilities, approximate their carrying amounts reported due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

NOTE 2 – STOCKHOLDERS EQUITY

Change of Control

On June 22, 2018, the Company entered into a Stock Purchase Agreement (the “SPA”) with Tan Ying Lok (the “Purchaser”) and certain selling stockholders, including Airmont Trust and Brad Houtkin, the Company’s two controlling stockholders (collectively, the “Sellers”), pursuant to which the Purchaser agreed to acquire 7,258,850 shares of common stock representing approximately 98.75% of the company’s issued and outstanding common stock (the “Shares”) for $325,000.

On July 27, 2018, the transactions contemplated by the SPA was closed, and as a result, the Purchaser completed the acquisition of the Shares, representing 98.75% of the company’s issued and outstanding common stock for $325,000, which was funded out of the purchaser’s personal funds. The consummation of the transactions contemplated by the SPA resulted in a change of control of the Company.

Special Dividend

As a condition to the SPA discussed above, the Company issued a cash dividend of substantially all of its cash, less a reserve to discharge any remaining liabilities of the Company. The dividend was paid based on an average rate of $0.024760 per share for an aggregate total of $181,996.

NOTE 3 – CHANGES IN MANAGEMENT

Pursuant to the requirements of the SPA closed on July 27, 2018, effective on August 6, 2018, Mr. Brad Houtkin resigned from his positions as President, CEO, CFO, Treasurer and Director of the Company. Mr. Michael Houtkin resigned as the Secretary and Director of the Company, and Ms. Sherry Houtkin resigned as the Director of the Company. Further, effective as of the same date, the Board of Directors of the Company appointed Jianguo Wei as the sole Director, CEO, CFO, President and Treasurer of the Company, and Ge Gao as the Corporate Secretary of the Company.

NOTE 4 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that there were no additional reportable subsequent events to be disclosed.

Evergreen International Corp.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three months ended July 31, 2018 and 2017, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (including any statements regarding the Company’s outlook for fiscal 2019 and beyond). Any forward looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months ended July 31, 2018 and 2017. Selling, general and administrative expenses (“operating expenses”) were $22,177 for the quarter ended July 31, 2018, as compared to $9,300 for the comparable prior period. The increase during the current quarter is due primarily to increased legal and professional fees related to the stock purchase agreement discussed in Note 2 of the financial statements.

For the quarter ended July 31, 2018, we had a net loss of $22,044 compared to a net loss of $9,244 for the comparable prior period. The increase during the current quarter is due primarily to increased legal and professional fees related to the stock purchase agreement discussed in Note 2 of the financial statements.

Liquidity and Capital Resources

At July 31, 2018, we had working capital of $96, compared to working capital of $204,136 at April 30, 2018. As of July 31, 2018, we had cash and cash equivalents of $96, a decrease of $205,540 compared with our cash on hand at April 30, 2018.

Operating activities used cash of $23,544 for the three months ended July 31, 2018, as compared to cash used in operating activities of $4,943 during the comparable prior period. The increase during the current quarter is primarily due to increased legal and professional fees related to the stock purchase agreement discussed in Note 2 of the financial statements.

Financing activities used cash of $181,996 for the three months ended July 31, 2018, as compared none during the comparable prior period, as the company paid a special dividend of substantially all remaining cash as a provision of the stock purchase agreement discussed in Note 2 of the financial statements.

During the remainder of fiscal 2019, we do not anticipate that we will incur any capital expenditures.

We do not anticipate that our operating activities will generate any net cash flow during the remainder of fiscal 2019. We believe that our cash on hand will not be sufficient for meeting our liquidity and capital resource needs for the next year. In order to remedy this liquidity deficiency, management is actively seeking to raise additional capital to fund operations.

Off-Balance Sheet Arrangements

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

As of July 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon the fact that we have practically no activities and remain a shell company at this time, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended [1]
3.2	By-Laws [2]
10.1	Stock Purchase Agreement Dated June 22, 2018 [3]
16.1	Letter from Rosenberg Rich Banker Berman & Company dated September 14, 2018 [4]
31.1	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. **
32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document **
101.SCH	Document, XBRL Taxonomy Extension **
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition **
101.DEF	Linkbase,XBRL Taxonomy Extension Labels **
101.LAB	Linkbase, XBRL Taxonomy Extension **
101.PRE	Presentation Linkbase **

**Filed herewith.

***Furnished herewith

(1)	Incorporated by reference to the Company’s Report on Form 10-K filed July 24, 2018

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999

(3)	Incorporated by reference to the Company’s Report on Form 8-K filed July 27, 2018

(4)	Incorporated by reference to the Company’s Report on Form 8-K filed September 14, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evergreen International Corp.

Date: September 19, 2018

/s/ Jianguo Wei
Jianguo Wei
President, Chief Executive Officer and Chief Financial Officer

