Form 10-Q
period 2018-10-31
Evergreen International Corp.
filed 2018-12-13
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-30432

Evergreen International Corp.
(Exact name of registrant as specified in its charter)

Delaware	22-2335094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6F Fazhan Building, No. 658, Chaoyang Street

Jingxiu District, Baoding City, Hebei, China

(Address of principal executive offices, including zip code)

+86-23-89066682

(Telephone number, including area code)

N/A

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☑ No ☐

The number of shares outstanding of registrant’s common stock at December 13, 2018 was 7,350,540 shares.

EVERGREEN INTERNATIONAL CORP.

EVERGREEN INTERNATIONAL CORP.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	October 31, 2018	April 30, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$496	$205,636
Total Current Assets	496	205,636

Total Assets	$496	$205,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$6,470	$1,500

Total Current Liabilities	6,470	1,500

Commitments and Contingencies

Stockholders’ (Deficit) Equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 7,350,540 Shares Issued and Outstanding	7,350	7,350
Additional Paid-In Capital	2,190,644	2,372,640
Accumulated Deficit	(2,203,968)	(2,175,854)

Total Stockholders’ (Deficit) Equity	(5,974)	204,136

Total Liabilities and Stockholders’ (Deficit) Equity	$496	$205,636

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017

Net Sales	$-	$-	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	6,070	3,360	28,247	12,660

Loss from operations	(6,070)	(3,360)	(28,247)	(12,660)
Other Income:
Interest	-	54	133	110

Net Loss	$(6,070)	$(3,306)	$(28,114)	$(12,550)

Loss Per Common Share – Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540	7,350,540	7,350,540

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended October 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(28,114)	$(12,550)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable and Accrued Liabilities	4,970	(2,125)

Net Cash Used in Operating Activities	(23,144)	(14,675)

Cash Flows from Financing Activities:
Special Dividends Paid	(181,996)	-

Net Cash Used in Financing Activities	(181,996)	-

Decrease in Cash and Cash Equivalents	(205,140)	(14,675)

Cash and Cash Equivalents - Beginning of Period	205,636	226,035

Cash and Cash Equivalents - End of Period	$496	$211,360

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Historically, Evergreen International Corp. (“Evergreen”, “we”, “our” or “the Company”) was a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. On September 2, 2003, we terminated our business relationship with Home Depot due to increased difficulties in transacting business with such company on a profitable basis. These difficulties included Home Depot’s prohibition against price increases, despite increases in our costs of production, a diminution in the Home Depot territories to which we were allowed to sell product, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of the Company without audit. The condensed balance sheet at April 30, 2018 was derived from audited financial statements but may not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2018 Annual Report on Form 10-K filed on July 24, 2018 and other financial reports filed by the Company from time to time.

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

NOTE 2 – STOCKHLDERS’ (DEFICIT) EQUITY

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

NOTE 4 - SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that there were no additional reportable subsequent events to be disclosed.

Evergreen International Corp.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three and six months ended October 31, 2018 and 2017, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three and six months ended October 31, 2018 and 2017.

Three Months Ended October 31, 2018 Compared to the Three Months Ended October 31, 2017

Selling, general and administrative expenses (“operating expenses”) were $6,070 for the three months ended October 31, 2018, as compared to $3,360 for the comparable prior period. The increase during the current quarter is primarily due to increased professional fees related to company filings.

For the three months ended October 31, 2018, we had a net loss of $6,070 compared to a net loss of $3,306 for the comparable prior period. The increase during the current quarter is primarily due to increased professional fees.

Six Months Ended October 31, 2018 Compared to the Six Months Ended October 31, 2017

Operating expenses were $28,247 for the six months ended October 31, 2018, as compared to $12,660 for the comparable prior period. The increase during the current period is primarily to increased legal and professional fees related to the stock purchase agreement discussed in Note 2 of the financial statements.

For the six months ended October 31, 2018, we had a net loss of $28,114 compared to a net loss of $12,550 for the comparable prior period. The increase during the current period is primarily due to increased legal and professional fees related to the stock purchase agreement discussed in Note 2 of the financial statements.

Liquidity and Capital Resources

At October 31, 2018, we had working capital deficit of $5,974, compared to working capital of $204,136 at April 30, 2018. As of October 31, 2018, we had cash and cash equivalents of $496, a decrease of $205,140 compared with our cash on hand at April 30, 2018.

Operating activities used cash of $23,144 for the six months ended October 31, 2018, as compared to cash used in operating activities of $14,675 during the comparable prior period. The increase during the current period is primarily due to increased legal and professional fees related to the stock purchase agreement discussed in Note 2 of the financial statements, partially offset by an increase in accounts payable.

Financing activities used cash of $181,996 for the six months ended October 31, 2018, as compared none during the comparable prior period, as the company paid a special dividend of substantially all remaining cash as a provision of the stock purchase agreement discussed in Note 2 of the financial statements.

During the remainder of fiscal 2019, we do not anticipate that we will incur any capital expenditures.

We anticipate that our operating activities will generate negative net cash flow during the remainder of fiscal 2019. We believe that the cash on hand will not be sufficient for meeting our liquidity and capital resource needs for the next year. In order to remedy this liquidity deficiency, management is actively seeking to raise additional capital to fund operations.

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

As of October 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended [1]
3.2	By-Laws [2]
10.1	Stock Purchase Agreement Dated June 22, 2018 [3]
16.1	Letter from Rosenberg Rich Banker Berman & Company dated September 14, 2018 [4]
31.1	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. **
32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document **
101.SCH	Document, XBRL Taxonomy Extension **
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition **
101.DEF	Linkbase,XBRL Taxonomy Extension Labels **
101.LAB	Linkbase, XBRL Taxonomy Extension **
101.PRE	Presentation Linkbase **

** Filed herewith.

(1)	Incorporated by reference to the Company’s Report on Form 10-K filed July 24, 2018
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999

(3)	Incorporated by reference to the Company’s Report on Form 8-K filed July 27, 2018
(4)	Incorporated by reference to the Company’s Report on Form 8-K filed September 14, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evergreen International Corp.

Date: December 13, 2018

/s/ Jianguo Wei
Jianguo Wei
President, Chief Executive Officer and Chief Financial Officer