Form 10-Q
period 2019-01-31
Evergreen International Corp.
filed 2019-03-08
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Yes ☑ No ☐

The number of shares outstanding of registrant’s common stock at March 8, 2019 was 7,350,540 shares.

EVERGREEN INTERNATIONAL CORP.

i

EVERGREEN INTERNATIONAL CORP.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	January 31, 2019	April 30, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$205,636
Other Receivable	785	-
Total Current Assets	785	205,636

Total Assets	$785	$205,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$16,634	$1,500

Total Current Liabilities	16,634	1,500

Commitments and Contingencies

Stockholders’ (Deficit) Equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 Par Value; 100,000,000 Shares Authorized; 7,350,540 Shares Issued and Outstanding	7,350	7,350
Additional Paid-In Capital	2,190,644	2,372,640
Accumulated Deficit	(2,213,843)	(2,175,854)

Total Stockholders’ (Deficit) Equity	(15,849)	204,136

Total Liabilities and Stockholders’ (Deficit) Equity	$785	$205,636

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Net Sales	$-	$-	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	9,875	4,080	38,122	16,740

Loss from operations	(9,875)	(4,080)	(38,122)	(16,740)
Other Income:
Interest	-	51	133	161

Net Loss	$(9,875)	$(4,029)	$(37,989)	$(16,579)

Loss Per Common Share – Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540	7,350,540	7,350,540

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended January 31,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(37,989)	$(16,579)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Increase in Other Receivable	(785)	-
Increase (Decrease) in Accounts Payable and Accrued Liabilities	15,134	(2,125)

Net Cash Used in Operating Activities	(23,640)	(18,704)

Cash Flows from Financing Activities:
Special Dividends Paid	(181,996)	-

Net Cash Used in Financing Activities	(181,996)	-

Decrease in Cash and Cash Equivalents	(205,636)	(18,704)

Cash and Cash Equivalents - Beginning of Period	205,636	226,035

Cash and Cash Equivalents - End of Period	$-	$207,331

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

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

Evergreen International Corp.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three and nine months ended January 31, 2019 and 2018 and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (including any statements regarding the Company’s outlook for fiscal 2019 and beyond). Any forward-looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three and nine months ended January 31, 2019 and 2018.

Three Months Ended January 31, 2019 Compared to the Three Months Ended January 31, 2018

Selling, general and administrative expenses (“operating expenses”) were $9,875 for the three months ended January 31, 2019, as compared to $4,080 for the comparable prior period. The increase during the current quarter is primarily due to increased professional fees related to company filings.

For the three months ended January 31, 2019, we had a net loss of $9,875 compared to a net loss of $4,029 for the comparable prior period. The increase during the current quarter is primarily due to increased professional fees.

Nine Months Ended January 31, 2019 Compared to the Nine Months Ended January 31, 2018

Operating expenses were $38,122 for the nine months ended January 31, 2019, as compared to $16,740 for the comparable prior period. The increase during the current period is primarily to increased legal and professional fees related to the stock purchase agreement discussed in Note 2 of the financial statements.

For the nine months ended January 31, 2019, we had a net loss of $37,989 compared to a net loss of $16,579 for the comparable prior period. The increase during the current period is primarily due to increased legal and professional fees related to the stock purchase agreement discussed in Note 2 of the financial statements.

Liquidity and Capital Resources

At January 31, 2019, we had working capital deficit of $15,849, compared to working capital of $204,136 at April 30, 2018. As of January 31, 2019, we had no cash and cash equivalents and receivables of $785, a decrease of $205,636 and an increase of $785, respectively, compared with our cash on hand at April 30, 2018.

Operating activities used cash of $23,640 for the nine months ended January 31, 2019, as compared to cash used in operating activities of $18,704 during the comparable prior period. The increase during the current period is primarily due to increased legal and professional fees related to the stock purchase agreement discussed in Note 2 of the financial statements, partially offset by an increase in accounts payable.

Financing activities used cash of $181,996 for the nine months ended January 31, 2019, as compared none during the comparable prior period, as the company paid a special dividend of substantially all remaining cash as a provision of the stock purchase agreement discussed in Note 2 of the financial statements.

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

As of January 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Date: March 8, 2019

/s/ Jianguo Wei
Jianguo Wei
President, Chief Executive Officer and Chief Financial Officer