Form 10-K
period 2019-04-30
Evergreen International Corp.
filed 2019-07-29
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000 30432

Evergreen International Corp.
(Exact name of registrant as specified in its charter)

State of Delaware	22-2335094
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

6F Fazhan Building, No. 658, Chaoyang Street Jingxiu District, Baoding City, Hebei, China
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: +86-23-89066682

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) or the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

As of October 31, 2018, the number of shares of voting stock held by non-affiliates was approximately 355,000. No market value is being provided of stock held by non-affiliated parties due to the limited market for our common stock. See “Item 5.”

As of July 29, 2019, there were 7,350,540 shares of Common Stock issued and outstanding.

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and words of like import, and the “Company” refer to Evergreen International Corp. (formerly known as Arbor Entech Corporation) unless the context otherwise indicates or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The statements herein, which are not historical facts, reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

●	our projected revenues, profitability and other financial metrics;

●	our future financing plans;

●	our anticipated needs for working capital;

●	our ability to expand our sales and marketing capability;

●	acquisitions of other companies or assets that we might undertake in the future;

●	competition existing today or that will likely arise in the future; and

●	other factors discussed elsewhere herein.

Forward-looking statements, which involve assumptions and describe our plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements because of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Annual Report on Form 10-K.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. Such statements are presented only as some guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report on Form 10-K. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results differing materially from those anticipated based on any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available to us. Notwithstanding the above, because Section 27A of the Securities Act and Section 21E of the Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock, the safe harbor for forward-looking statements may not be available to us at certain times as we may be considered to be an issuer of penny stock.

EVERGREEN INTERNATIONAL CORP.

Form 10-K

April 30, 2019

i

PART I

Item 1. Business

History

Evergreen International Corp. (“Evergreen”, “we”, “our” or “the Company”) is a Delaware corporation organized in 1980 under the name Arbor Energy Corporation. Until September 2, 2003, we engaged in the production and wholesale distribution of wood products for home use, principally fireplace wood and garden stakes. Our products were packaged in and distributed from our facility in Little Marsh, Pennsylvania.

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

On June 22, 2018, the Company entered into a Stock Purchase Agreement (the “SPA”) with a third party (the “Purchaser”) and certain selling stockholders, including the Company’s controlling stockholders (all of the selling stockholders, collectively, the “Sellers”), pursuant to which the Purchaser has agreed to acquire shares of common stock representing approximately 98.75% of the company’s issued and outstanding common stock (the “Shares”). The transaction contemplated by the SPA was subject to various conditions, including payment of a cash dividend to the Company’s stockholders and the Company’s changing its name and stock symbol as per the direction of the Purchaser.

On July 6, 2018, the Board of Directors of the Company (i) declared a cash dividend in an aggregate amount of $181,996, or an average of $0.024760 per share, payable to stockholders of record on July 16, 2018, and (ii) approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name to Evergreen International, Corp, which amendment was filed with the Secretary of State of the State of Delaware on July 13, 2018 and became effective July 20, 2018.

On July 27, 2018, the transactions contemplated by the SPA were closed, and as a result, the Purchaser completed the acquisition of the Shares, representing 98.75% of the company’s issued and outstanding common stock for $325,000, which was funded by the Purchaser’s personal funds. The consummation of the transactions contemplated by the SPA resulted in a change of control of the Company.

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

It is unlikely that any one prospective corporation with which we may seek to enter a relationship will conform in all respects to the policies described above. Accordingly, this description is intended to serve only as a general guide for our projected investment activities. These policies are not fundamental policies and may be changed at any time by our Management and Director.

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

Personnel

Jianguo Wei is the sole Director, CEO, CFO, President and Treasurer of the Company.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide information pursuant to this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

Our business address is 6F Fazhan Building, No. 658, Chaoyang Street Jingxiu District, Baoding City, Hebei, China. We share office space at this address with companies controlled by our majority shareholder, Jianguo Wei. Currently, we are not paying for the use of the facilities or clerical services required as they are deemed to be minimal at this time.

Item 3. Legal Proceedings

We are not presently a party to any known litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted in the over-the-counter market on the OTC Pink of the OTC market, under the symbol “EVGI.” Our stock is not traded or quoted on any automated quotation system. There is no established trading market for our common stock, and there is minimal trading in our common stock. Quotations for and transactions in our common stock are highly sporadic and such information should not be relied upon as a meaningful indication of the price at which a shareholder could sell our common stock. Accordingly, no price information is being supplied herein.

Recent Sales of Unregistered Securities

During the years ended April 30, 2019 and 2018, no securities were issued by the Company.

Special Sales Practice Requirements with Regard to “Penny Stocks”

In order to protect investors from patterns of fraud and abuse that have occurred in the market for low priced securities commonly referred to as “penny stocks,” the SEC has adopted regulations that generally define a “penny stock” to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our stock is currently below $5.00 per share and our stock is subject to the “penny stock” regulations. As a result, broker-dealers selling our common stock are subject to additional sales practices when they sell our stock to persons other than established clients and “accredited investors.” For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser’s written consent to the transaction and deliver a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order, current quotations for the securities and, if applicable, the fact that the broker-dealer is the sole market maker and the broker-dealer’s presumed control over the market. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Such “penny stock” rules may restrict trading in our common stock and may deter broker-dealers from effecting transactions in our common stock.

As a result of the aforesaid rules regulating penny stocks, the market liquidity for our securities, if any, may be severely and adversely affected by restricting the ability of broker-dealers to sell our securities in the secondary market.

Stockholders

There were approximately 167 holders of record of our common stock as of July 29, 2019, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of July 29, 2019 was 7,350,540 shares.

Dividends

A cash dividend of $0.15 per share was declared in April 2004 and paid on May 1, 2004 to all stockholders of record as of March 22, 2004. A cash dividend $0.024760 per share was declared and paid in July 2018 to all shareholders in conjunction with the SPA discussed in Item 1. No other dividends have since been declared on our stock, and we do not anticipate paying dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide information pursuant to this Item.

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

General

At present, we are seeking other business opportunities, but we may not be able to identify any such opportunities, and even if we are able to identify other opportunities, we may not be able to capitalize on them or they may not be profitable.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the fiscal years ended April 30, 2019 and 2018.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of and April 30, 2019 and 2018, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Fiscal year ended April 30, 2019 compared to the fiscal year ended April 30, 2018

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2019 and 2018.

Selling, general and administrative expenses were $53,059 for the fiscal year ended April 30, 2019, a change of $33,074 or 165% over selling, general and administrative expenses of $19,985 for the fiscal year ended April 30, 2018. The increase during the current period is primarily due to increased filing fees and increased legal and professional fees related to the stock purchase agreement discussed in Note 2 of the financial statements.

Interest income for the year ended April 30, 2019 was $133 compared to $211 for the year ended April 30, 2018.

For fiscal year ended April 30, 2019, we had net loss of $52,926, as compared to a net loss of $19,774 for the prior year. The increase during the current year is primarily due to increased professional fees.

Liquidity and capital resources

As at April 30, 2019, we had cash and cash equivalents of $785 as compared to $205,636 at April 30, 2018.

Our operating activities used $22,855 in cash during the fiscal year ended April 30, 2019 as compared to $20,399 during the fiscal year ended April 30, 2018.

Since terminating our wood products business in September 2003, we have not yet found a suitable business opportunity or merger candidate because of the limited cash resources available to us and the limited and sporadic trading market for our common stock. We continue to explore various business opportunities that may be available to us.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information pursuant to this Item.

Item 8. Financial Statements and Supplementary Data.

The audited financial statements of the Company for the fiscal year ended April 30, 2019 and the notes thereto are set forth below. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Evergreen International Corp.

(FKA - Arbor Entech Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Evergreen International Corp. (FKA - Arbor Entech Corporation) (the Company) as of April 30, 2018 and the related statements of operations, stockholders’ equity, and cash flow for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operation and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2008.

Somerset, New Jersey

July 24, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Evergreen International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Evergreen International Corp. (the “Company”) as of April 30, 2019, and the related statement of operations, changes in stockholders’ (deficit) equity, and cash flows for the year ended April 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019, and the results of its operations and its cash flows for the year ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated deficit and negative working capital with no operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

July 29, 2019

EVERGREEN INTERNATIONAL CORP.

BALANCE SHEETS

	April 30, 2019	April 30, 2018

ASSETS
Current Assets:
Cash and Cash Equivalents	$785	$205,636
Total Current Assets	785	205,636

Total Assets	$785	$205,636

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$11,226	$1,500
Accounts Payable and Accrued Expenses – related party	20,345	-

Total Current Liabilities	31,571	1,500

Commitments and Contingencies

Stockholders’ (Deficit) Equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 par value; 10,000,000 shares authorized; 7,350,540 shares issued and outstanding	7,350	7,350
Additional Paid-In Capital	2,190,644	2,372,640
Accumulated Deficit	(2,228,780)	(2,175,854)

Total Stockholders’ (Deficit) Equity	(30,786)	204,136

Total Liabilities and Stockholders’ (Deficit) Equity	$785	$205,636

The accompanying notes are an integral part of the financial statements.

EVERGREEN INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2019	2018

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	53,059	19,985

Loss from Operations	(53,059)	(19,985)

Other Income:
Interest Income	133	211

Net Loss	$(52,926)	$(19,774)

Loss Per Common Share – Basic and diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540

The accompanying notes are an integral part of the financial statements.

EVERGREEN INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED APRIL 30, 2019 AND 2018

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – April 30, 2017	7,350,540	$7,350	$2,372,640	$(2,156,080)	$223,910
Net Loss	-	-	-	(19,774)	(19,774)
Balance – April 30, 2018	7,350,540	$7,350	$2,372,640	$(2,175,854)	$204,136
Special Dividends	-	-	(181,996)	-	(181,996)
Net Loss	-	-	-	(52,926)	(52,926)
Balance – April 30, 2019	7,350,540	$7,350	$2,190,644	$(2,228,780)	$(30,786)

The accompanying notes are an integral part of the financial statements.

EVERGREEN INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(52,926)	$(19,774)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable and Accrued Liabilities	9,726	(625)
Increase in Accounts Payable and Accrued Liabilities – related party	20,345	-

Net Cash Used in Operating Activities	(22,855)	(20,399)

Cash Flows from Financing Activities:
Special Dividends Paid	(181,996)	-

Net Cash Used in Financing Activities	(181,996)	-

Decrease in Cash and Cash Equivalents	(204,851)	(20,399)

Cash and Cash Equivalents - Beginning of the Year	205,636	226,035

Cash and Cash Equivalents - End of the Year	$785	$205,636

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

EVERGREEN INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

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

On June 22, 2018, the Company entered into a Stock Purchase Agreement (the “SPA”) with a third party (the “Purchaser”) and certain selling stockholders, including the Company’s controlling stockholders (all of the selling stockholders, collectively, the “Sellers”), pursuant to which the Purchaser has agreed to acquire shares of common stock representing approximately 98.75% of the company’s issued and outstanding common stock (the “Shares”). The transaction contemplated by the SPA was subject to various conditions, including payment of a cash dividend to the Company’s stockholders and the Company’s changing its name and stock symbol as per the direction of the Purchaser.

On July 6, 2018, the Board of Directors of the Company (i) declared a cash dividend in an aggregate amount of $181,996, or an average of $0.024760 per share, payable to stockholders of record on July 16, 2018, and (ii) approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name to Evergreen International, Corp, which amendment was filed with the Secretary of State of the State of Delaware on July 13, 2018 and became effective July 20, 2018.

On July 27, 2018, the transactions contemplated by the SPA were closed, and as a result, the Purchaser completed the acquisition of the Shares, representing 98.75% of the company’s issued and outstanding common stock for $325,000, which was funded by the Purchaser’s personal funds. The consummation of the transactions contemplated by the SPA resulted in a change of control of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of April 30, 2019 and 2018.

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

Loss Per Share

The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. Since the Company has no common stock equivalents, diluted loss per share is the same as basic loss per share.

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

Going Concern Risk

As of April 30, 2019, the Company has accumulated losses of $2,228,780, negative working capital of $30,786, and has no operating activities currently. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is management’s intention to fund the ongoing operations of the Company while it seeks potential business opportunities.

NOTE 2 – STOCKHLDERS’ (DEFICIT) EQUITY

Change of Control

On June 22, 2018, the Company entered into a Stock Purchase Agreement (the “SPA”) with a third party (the “Purchaser”) and certain selling stockholders, including the Company’s controlling stockholders (all of the selling stockholders, collectively, the “Sellers”), pursuant to which the Purchaser has agreed to acquire shares of common stock representing approximately 98.75% of the company’s issued and outstanding common stock (the “Shares”). The transaction contemplated by the SPA was subject to various conditions, including payment of a cash dividend to the Company’s stockholders and the Company’s changing its name and stock symbol as per the direction of the Purchaser.

On July 27, 2018, the transactions contemplated by the SPA were closed, and as a result, the Purchaser completed the acquisition of the Shares, representing 98.75% of the company’s issued and outstanding common stock for $325,000, which was funded by the Purchaser’s personal funds. The consummation of the transactions contemplated by the SPA resulted in a change of control of the Company.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the fiscal year ended April 30, 2019, the Company’s CEO and related party, Jianguo Wei, paid certain expenses on behalf of the Company. At April 30, 2019, the Company had a payable to this related party of $20,345.

NOTE 5 – INCOME TAXES

For income tax purposes, the Company has available net operating loss carryforwards (“NOL”) at April 30, 2019 of approximately $534,000 expiring in various years from 2024 through 2040 to reduce state taxable income, if any. The Federal NOL generated will not expire due to NOLs having an indefinite life as enacted in the 2017 Tax Cuts and Jobs Act.

The deferred tax asset at April 30, 2019 and 2018 is summarized as follows:

	April 30,
	2019		2018
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Net Operating Loss Carryforwards	$165,000	-	$149,000	$-
	165,000	-	149,000	-
Less: Valuation Allowance	165,000	-	149,000	-

	$-	$-	$-	$-

The Company has taken a 100% valuation allowance against the deferred asset attributable to the NOL carry-forwards and other temporary differences due to the uncertainty of realizing the future tax benefits.

The difference in the Federal Statutory Rate of 21% and the state rate of approximately 10% and the Company’s effective tax rate of 0% is due to a valuation allowance against the deferred tax asset attributable to the net operating loss carryforward for federal and state taxes.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that there were no additional reportable subsequent events to be disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On September 11, 2018, Rosenberg Rich Baker Berman P.A. ("RRBB") resigned as the independent registered public accounting firm for the Company. On September 12, 2018, the Company engaged Friedman LLP, as its new independent registered public accounting firm. The change of the Company's independent registered public accounting firm from RRBB to Friedman LLP was approved by the Company's sole director.

The reports of RRBB on the Company’s financial statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through the Resignation Date, there were (i) no disagreements between the Company and RRBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of RRBB, would have caused RRBB to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

We provided a copy of the above statements to RRBB and requested that RRBB furnish a letter addressed to the SEC stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from RRBB addressed to the SEC, dated September 14, 2018, is filed as Exhibit 16.1.

During the fiscal year ended April 30, 2018 and the subsequent period prior to our engagement of Friedman, neither we nor anyone on our behalf consulted Friedman regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement with Friedman or a reportable event.

During the fiscal year ended April 30, 2018 and the subsequent period prior to our engagement of Friedman, we have not obtained any written report or oral advice that Friedman concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

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

As of April 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With the participation of our President/Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2019, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment of the effectiveness in internal control over financial reporting as of April 30, 2019, we concluded that our internal controls over financial reporting were effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Jianguo Wei	61	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director
Ge Gao	51	Secretary

The sole director has been elected to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity. Officers are elected by the directors at meetings called by the directors for such purpose.

Jianguo Wei has been our President, CEO, CFO, Treasurer and Sole Director since July 27, 2018. The chairman of Beijing Evergreen Grand Healthcare Management Co., Ltd. since August 2018. Mr. Wei has been the chairman of Changqing Foundation since January 2017, the chairman of Changqing International Senior Care Indurstry Group Co., Ltd. (“Changqing International Group”) since June 2011, and the chief executive officer and executive director of Baoding Evergreen since July 2001. From July 1986 to September 1999, Mr. Wei served as the vice president of the Baoding Branch of China Construction Bank Corporation and was responsible for the management of the branch. Mr. Wei received his associate degree in ventilation, water supply, and drainage from Nanjing Institute of Engineering in 1979, and his MBA from the Department of Economic Management of Tsinghua University in 2005.

Ge Gao has been our Corporate Secretary since July 27, 2018. The chief executive officer and director of Beijing Evergreen Grand Healthcare Management Co., Ltd.since August 2018. Mr. Gao has been a director of Changqing Foundation since January 2017 and a director of Changqing International Group since August 2012. From January 2017 to January 2019, Mr. Gao served as the chief executive officer of Changqing Foundation. From July 2009 to July 2011, Mr. Gao served as the department director of the strategy and investment department of Chongqing Zhongxun Group Co., Ltd., responsible for its merger and investment business. From June 2007 to July 2009, Mr. Gao served as the department director of the capital management and investment departments of Chongqing Tongsheng Industry (Group) Co., Ltd., responsible for its capital management and investment businesses. From September 2004 to September 2010, Mr. Gao served as a department director and associate professor of Chongqing Technology and Business University, teaching banking and securities investment related courses. From August 1991 to August 2004, Mr. Gao also worked at Guizhou Zhongtian (Group) Co., Ltd., Huawei Technologies Co. Ltd., and China Southern Securities Co., Ltd., serving on positions related to investment and finance. Mr. Gao received his bachelor's degree in mathematics from Southwest Normal University in 1988 and his master's degree in economics and management from Zhongnan University of Finance and Economics in 1991.

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

Currently, the Company has no independent directors. The Company may in the future seek to add to the Board an “independent director” who is a “financial expert” and at that time, to form an audit committee. In the event an audit committee is established, of which there can be no assurances given, its first responsibility would be to adopt a written charter. Such charter would be expected to include, among other things:

●	being directly responsible for the appointment, compensation and oversight of our independent auditor, which shall report directly to the audit committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

●	annually reviewing and reassessing the adequacy of the committee’s formal charter;

●	reviewing the annual audited financial statements with our management and the independent auditors and the adequacy of our internal accounting controls;

●	reviewing analyses prepared by our management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	reviewing the independence of the independent auditors;

●	reviewing our auditing and accounting principles and practices with the independent auditors and reviewing major changes to our auditing and accounting principles and practices as suggested by the independent auditor or its management;

●	reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

●	all responsibilities given to the audit committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

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

Board Leadership Structure

In accordance with the Company’s By-Laws, the Chairman of the Board presides at all meetings of the Board. Since the Company does not have a Chairman of the Board, the By-Laws of the Corporation require the President, Jianguo Wei, to serve as the Chairman of the Board and to preside at all meetings. Currently, the offices of President (who serves as Chairman of the Board, Chief Executive Officer and Chief Financial Officer) are not separated.

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

To our knowledge, based on among other things a review of the copies of any such reports furnished to us, during the fiscal year ended April 30, 2019, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to such fiscal year.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to our President (principal executive officer) and Treasurer (principal financial officer).

Name and Principal Position	Fiscal Year	All Other Compensation	Total
Jianguo Wei, CEO, CFO and President(1)	2019	-	-
	2018	-	-
Brad Houtkin, Former CEO, President and Treasurer(2)	2019	-	-
	2018	-	-

(1)	Jianguo Wei was appointed CEO, CFO, President on August 6, 2018.

(2)	Brad Houtkin became our CEO in December 2008 in connection with acquiring control of our common stock. He resigned from his position on August 6, 2018

We do not have any employment agreements or stock option or bonus plans with any of our executive officers and we do not have any employees. No compensation was paid to any executive officer with respect to fiscal 2019 or 2018.

Narrative Compensation Disclosure

None of our executives are subject to employment contracts. No compensation was paid to any executive officer with respect to fiscal 2019 or 2018.

There were no outstanding equity awards at fiscal year-end. No grants of plan based awards were made in fiscal 2019. There were no option exercises and no stock awards vested, in each case during fiscal 2019 or 2018. We have no plan that provides for payments in connection with retirement. We have no deferred compensation plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of July 29, 2019, with respect to:

●	Any person known by us to own beneficially more than 5% of our common stock;

●	Common stock beneficially owned by each of our officers and directors; and

●	The amount of common stock beneficially owned by our officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Shares Beneficially Owned	Percentage of Class(1)
Tan Ying Lok No 512 Jalan Meranti Pandamaran Pelabuhan Selangor, Malaysia 42000	7,258,850	98.8%

All directors and Executive officers as a group (1 person)	-	-

Item 13. Certain Relationships and Related Transactions, Director Independence.

During the fiscal year ended April 30, 2019, the Company’s CEO and related party, Jianguo Wei, paid certain expenses on behalf of the Company. At April 30, 2019, the Company had a payable to this related party of $20,345.

Since each director of the Company is related to each other, an officer and/or principal stockholder of the Company, the Company lacks independent directors. See Item 10.

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-K’s for the years ended April 30:

	2019	2018
Audit Fees(1)	$25,000	$9,500
Audit-Related fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total fees	$25,000	$9,500

No fees, other than those disclosed above, were paid to our independent auditors during the indicated fiscal years.

(1)	Audit and quarterly review fees were for audit work performed for the financial statements to be included in our Form 10-K and review of the financial statements to be included in our Form 10-Q’s filed with the Securities and Exchange Commission for the respective years.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have an audit committee. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

Item 15 Exhibits and Financial Statement Schedules

The following items are filed as part of this report:

Exhibits:
3.1	Articles of Incorporation, as amended(1)
3.2	By-Laws(2)
10.1	Stock Purchase Agreement dated June 22, 2018(3)
16.1	Letter From Rosenberg Rich Baker Berman, P.A., dated September 14, 2018(4)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension*
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition*
101.DEF	Linkbase, XBRL Taxonomy Extension Labels*
101.LAB	Linkbase, XBRL Taxonomy Extension*
101.PRE	Presentation Linkbase*

(1)	Filed as an exhibit to Company’s Form 10-K filed on or about July 24, 2018, and incorporated herein by this reference.

(2)	Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999, and incorporated herein by this reference.

(3)	Filed as an exhibit to Company’s Form 8-K filed on or about July 27, 2018, and incorporated herein by this reference.

(4)	Filed as an exhibit to Company’s Form 8-K filed on or about September 14, 2018, and incorporated herein by this reference.

*	Filed herewith.

**	In accordance with Item 601(b)(32((ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibits 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evergreen International Corp.

/s/ Jianguo Wei
Jianguo Wei,
President, Chief Executive Officer and
Chief Financial Officer

Date: July 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jianguo Wei	President, CEO, CFO and Director	July 29, 2019
Jianguo Wei	(Principal Executive, Financial and Accounting Officer)