Form 10-Q
period 2019-07-31
Evergreen International Corp.
filed 2019-09-13
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2019

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

+86-23-89066682

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) or the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

As of September 13, 2019, there were 7,350,540 shares of Common Stock issued and outstanding.

EVERGREEN INTERNATIONAL CORP.

i

EVERGREEN INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	July 31, 2019	April 30, 2019

ASSET
Current Asset:
Cash	$785	$785
Total Current Asset	785	785

Total Asset	$785	$785

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$31,952	$11,226
Accounts Payable and Accrued Expenses – related party	23,590	20,345

Total Current Liabilities	55,542	31,571

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 par value; 10,000,000 shares authorized; 7,350,540 shares issued and outstanding	7,350	7,350
Additional Paid-In Capital	2,190,644	2,190,644
Accumulated Deficit	(2,252,751)	(2,228,780)

Total Stockholders’ Deficit	(54,757)	(30,786)

Total Liabilities and Stockholders’ Deficit	$785	$785

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,
	2019	2018

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	23,971	22,177

Loss from Operations	(23,971)	(22,177)

Other Income:
Interest Income	-	133

Net Loss	$(23,971)	$(22,044)

Loss Per Common Share – Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

THREE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – April 30, 2018	7,350,540	$7,350	$2,372,640	$(2,175,854)	$204,136
Special Dividends	-	-	(181,996)	-	(181,996)
Net Loss	-	-	-	(22,044)	(22,044)
Balance – July 31, 2018	7,350,540	$7,350	$2,190,644	$(2,197,898)	$96

Balance – April 30, 2019	7,350,540	$7,350	$2,190,644	$(2,228,780)	$(30,786)
Net Loss	-	-	-	(23,971)	(23,971)
Balance – July 31, 2019	7,350,540	$7,350	$2,190,644	$(2,252,751)	$(54,757)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(23,971)	$(22,044)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable and Accrued Liabilities	20,726	(1,500)
Increase (Decrease) in Accounts Payable and Accrued Liabilities-relate parties	3,245	-

Net Cash Used in Operating Activities	-	(23,544)

Cash Flows from Financing Activities:
Special Dividends Paid	-	(181,996)

Net Cash Used in Financing Activities	-	(181,996)

Decrease in Cash and Cash Equivalents	-	(205,540)

Cash and Cash Equivalents - Beginning of Period	785	205,636

Cash and Cash Equivalents - End of Period	$785	$96

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On July 27, 2018, the transaction contemplated by the SPA closed, and as a result, the Purchaser completed the acquisition of the Shares, representing 98.75% of the company’s issued and outstanding common stock for $325,000, which was funded by the Purchaser’s personal funds. The consummation of the transactions contemplated by the SPA resulted in a change of control of the Company.

Currently, the Company only possesses minimal assets and liabilities, and does not have any substantial business operations; accordingly, there were no significant revenues or positive cash flows for the three months ended July 31, 2019. Management’s efforts are focused on seeking out a new and profitable operating business with strong growth potential. Until the Company completes an acquisition, its expenses are expected to consist solely of legal, accounting and compliance costs, including those related to complying with reporting obligations under the Securities and Exchange act of 1934.

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of the Company without audit. The condensed balance sheet at April 30, 2019 was derived from audited financial statements but may not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2019 Annual Report on Form 10-K filed on July 29, 2019 and other financial reports filed by the Company from time to time.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There was no cash equivalent as of July 31, 2019 and April 30, 2019.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, which consist primarily of cash, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, approximate their carrying amounts reported due to their short-term nature.

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

Going Concern Risk

As of July 31, 2019, the Company has accumulated losses of $2,252,751, a working capital deficit of $54,757, and has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is management’s intention to fund the ongoing operations of the Company while it seeks potential business opportunities.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Historically, the Company’s CEO, Jianguo Wei, has paid certain expenses on behalf of the Company. At July 31, 2019, the Company had a payable to this related party of $23,590.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 6 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that there were no additional reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three months ended July 31, 2019 and 2018 and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months ended July 31, 2019 and 2018.

Three Months Ended July 31, 2019 Compared to the Three Months Ended July 31, 2018

Selling, general and administrative expenses (“operating expenses”) were $23,971 for the three months ended July 31, 2019, as compared to $22,177 for the comparable prior period. These fees are primarily composed of professional fees and public filing expenses.

For the three months ended July 31, 2019, we had a net loss of $23,971 compared to a net loss of $22,044 for the comparable prior period. The increase during the current quarter is primarily due to increased professional fees.

Liquidity and Capital Resources

As of July 31, 2019, we had working capital deficit of $54,757, compared to working capital deficit of $30,786 as of April 30, 2019. As of July 31, 2019 and April 30, 2019, we had $785 of cash.

Operating activities used cash of $Nil for the three months ended July 31, 2019, as compared to cash used in operating activities of $23,544 during the comparable prior period. The decrease during the current period is primarily due to all operating expenses being accrued but not paid during the current period.

Financing activities used cash of $Nil for the three months ended July 31, 2019, as compared $181,996 during the comparable prior period, as the company paid a special dividend of substantially all remaining cash as a provision of the 2018 stock purchase agreement discussed in Note 2 of the financial statements.

During the remainder of fiscal 2020, we do not anticipate that we will incur any capital expenditures.

We anticipate that our operating activities will generate negative net cash flow during the remainder of fiscal 2020. We believe that the cash on hand will not be sufficient for meeting our liquidity and capital resource needs for the next year. In order to remedy this liquidity deficiency, management is actively seeking to raise additional capital to fund operations.

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

As of July 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended [1]
3.2	By-Laws [2]
31.1	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. **
32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document **
101.SCH	Document, XBRL Taxonomy Extension **
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition **
101.DEF	Linkbase,XBRL Taxonomy Extension Labels **
101.LAB	Linkbase, XBRL Taxonomy Extension **
101.PRE	Presentation Linkbase **

**	Filed herewith.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

(1)	Incorporated by reference to the Company’s Report on Form 10-K filed July 24, 2018

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evergreen International Corp.

/s/ Jianguo Wei
Jianguo Wei,
President, Chief Executive Officer and
Chief Financial Officer

Date: September 13, 2019