Form 10-Q
period 2019-10-31
Evergreen International Corp.
filed 2019-12-13
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

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

Yes ☒  No  ☐

As of December 13, 2019, there were 7,350,540 shares of Common Stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (including any statements regarding the Company’s outlook for fiscal 2020 and beyond). Any forward-looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

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

EVERGREEN INTERNATIONAL CORP.

i

EVERGREEN INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	October 31, 2019	April 30, 2019

ASSET
Current Asset:
Cash	$785	$785
Total Current Asset	785	785

Total Asset	$785	$785

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$11,521	$11,226
Accounts Payable and Accrued Expenses – related party	49,646	20,345

Total Current Liabilities	61,167	31,571

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 par value; 10,000,000 shares authorized; 7,350,540 shares issued and outstanding	7,350	7,350
Additional Paid-In Capital	2,190,644	2,190,644
Accumulated Deficit	(2,258,376)	(2,228,780)

Total Stockholders’ Deficit	(60,382)	(30,786)

Total Liabilities and Stockholders’ Deficit	$785	$785

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018

Net Sales	$-	$-	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	5,625	6,070	29,596	28,247

Loss from operations	(5,625)	(6,070)	(29,596)	(28,247)
Other Income:
Interest	-	-	-	133

Net Loss	$(5,625)	$(6,070)	$(29,596)	$(28,114)

Loss Per Common Share – Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540	7,350,540	7,350,540

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – July 31, 2018	7,350,540	$7,350	$2,190,644	$(2,197,898)	$96
Net Loss	-	-	-	(6,070)	(6,070)
Balance – October 31, 2018	7,350,540	$7,350	$2,190,644	$(2,203,968)	$(5,974)

Balance – July 31, 2019	7,350,540	$7,350	$2,190,644	$(2,252,751)	$(54,757)
Net Loss	-	-	-	(5,625)	(5,625)
Balance – October 31, 2019	7,350,540	$7,350	$2,190,644	$(2,258,376)	$(60,382)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – April 30, 2018	7,350,540	$7,350	$2,372,640	$(2,175,854)	$204,136
Special Dividends	-	-	(181,996)	-	(181,996)
Net Loss	-	-	-	(28,114)	(28,114)
Balance – October 31, 2018	7,350,540	$7,350	$2,190,644	$(2,203,968)	$(5,974)

Balance – April 30, 2019	7,350,540	$7,350	$2,190,644	$(2,228,780)	$(30,786)
Net Loss	-	-	-	(29,596)	(29,596)
Balance – October 31, 2019	7,350,540	$7,350	$2,190,644	$(2,258,376)	$(60,382)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(29,596)	$(28,114)
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable and Accrued Liabilities	295	4,970
Increase in Accounts Payable and Accrued Liabilities-related parties	29,301	-

Net Cash Used in Operating Activities	-	(23,144)

Cash Flows from Financing Activities:
Special Dividends Paid	-	(181,996)

Net Cash Used in Financing Activities	-	(181,996)

Decrease in Cash and Cash Equivalents	-	(205,140)

Cash and Cash Equivalents - Beginning of Period	785	205,636

Cash and Cash Equivalents - End of Period	$785	$496

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Evergreen International Corp. (“Evergreen”, “we”, “our” or “the Company”) started as a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. On September 2, 2003, we terminated our business relationship with Home Depot due to increased difficulties in transacting business with such company on a profitable basis. These difficulties included Home Depot’s prohibition against price increases, despite increases in our costs of production, a diminution in the Home Depot territories to which we were allowed to sell our products, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.

On June 22, 2018, the Company entered into a Stock Purchase Agreement (the “SPA”) with a third party (the “Purchaser”) and certain selling stockholders, including the Company’s controlling stockholders (all of the selling stockholders, collectively, the “Sellers”). Pursuant to the SPA, the Purchaser agreed to acquire approximately 98.75% of the Company’s issued and outstanding common stock (the “Shares”). The transaction contemplated by the SPA was subject to various conditions, including payment of a cash dividend to the Company’s stockholders and the Company’s changing its name and ticker symbol as per the direction of the Purchaser.

On July 6, 2018, the Board of Directors of the Company (i) declared a cash dividend in an aggregate amount of $181,996, or an average of $0.024760 per share, payable to stockholders of record on July 16, 2018, and (ii) approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name to Evergreen International, Corp., which amendment was filed with the Secretary of State of the State of Delaware on July 13, 2018 and became effective on July 20, 2018.

On July 27, 2018, the transaction contemplated by the SPA closed and the Purchaser acquired the Shares for a cash consideration of $325,000. The consummation of the transactions contemplated by the SPA resulted in a change of control of the Company.

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the six months ended October 31, 2019. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There was no cash equivalent as of October 31, 2019 and April 30, 2019.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Going Concern Risk

As of October 31, 2019, the Company has accumulated losses of $2,258,376 and a working capital deficit of $60,382. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is management’s intention to fund the ongoing operations of the Company while it seeks potential business acquisition opportunities.

NOTE 2 – STOCKHOLDERS’ DEFICIT

Change of Control

On June 22, 2018, the Company entered into a Stock Purchase Agreement (the “SPA”) with a third party (the “Purchaser”) and certain selling stockholders, including the Company’s controlling stockholders (all of the selling stockholders, collectively, the “Sellers”). Pursuant to the SPA, the Purchaser acquired approximately 98.75% of the Company’s issued and outstanding common stock (the “Shares”) for a cash consideration of $325,000.

Special Dividend

As a condition to the SPA discussed above, the Company issued a cash dividend of substantially all of its cash, less a reserve to discharge any remaining liabilities of the Company. The dividend was paid based on an average rate of $0.024760 per share for an aggregate total of $181,996.

NOTE 3 – CHANGES IN MANAGEMENT

Pursuant to the requirements of the SPA, effective on August 6, 2018, Mr. Brad Houtkin resigned from his positions as President, CEO, CFO, Treasurer and Director of the Company. Mr. Michael Houtkin resigned as the Secretary and Director of the Company, and Ms. Sherry Houtkin resigned as Director of the Company. Further, effective August 6, 2018, the Board of Directors of the Company appointed Jianguo Wei as the sole Director, CEO, CFO, President and Treasurer of the Company, and Ge Gao as the Corporate Secretary of the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

Historically, the Company’s CEO, Jianguo Wei, paid certain expenses on behalf of the Company. As of October 31, 2019, the Company had a payable amount to this related party of $49,646.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three and six months ended October 31, 2019 and 2018 and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Overview

Evergreen International Corp. (“Evergreen”, “we”, “our” or “the Company”) started as a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. On September 2, 2003, we terminated our business relationship with Home Depot due to increased difficulties in transacting business with such company on a profitable basis. These difficulties included Home Depot’s prohibition against price increases, despite increases in our costs of production, a diminution in the Home Depot territories to which we were allowed to sell our products, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.

On June 22, 2018, the Company entered into a Stock Purchase Agreement (the “SPA”) with a third party (the “Purchaser”) and certain selling stockholders, including the Company’s controlling stockholders (all of the selling stockholders, collectively, the “Sellers”). Pursuant to the SPA, the Purchaser agreed to acquire approximately 98.75% of the Company’s issued and outstanding common stock (the “Shares”). The transaction contemplated by the SPA was subject to various conditions, including payment of a cash dividend to the Company’s stockholders and the Company’s changing its name and ticker symbol as per the direction of the Purchaser.

On July 6, 2018, the Board of Directors of the Company (i) declared a cash dividend in an aggregate amount of $181,996, or an average of $0.024760 per share, payable to stockholders of record on July 16, 2018, and (ii) approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name to Evergreen International, Corp., which amendment was filed with the Secretary of State of the State of Delaware on July 13, 2018 and became effective on July 20, 2018.

On July 27, 2018, the transaction contemplated by the SPA closed and the Purchaser acquired the Shares for a cash consideration of $325,000. The consummation of the transactions contemplated by the SPA resulted in a change of control of the Company.

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the six months ended October 31, 2019. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

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

Our significant accounting policies are described in the Notes to these unaudited condensed financial statements. Currently, based on the Company’s limited activity, we do not believe that there are any accounting policies that require the application of difficult, subjective or complex judgments.

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three and six months periods ended October 31, 2019 and 2018.

Three Months Ended October 31, 2019 Compared to the Three Months Ended October 31, 2018

Selling, general and administrative expenses (“operating expenses”) were $5,625 for the three months ended October 31, 2019, as compared to $6,070 for the same period in 2018. These expenses are primarily composed of professional fees and public filing expenses.

Six Months Ended October 31, 2019 Compared to the Six Months Ended October 31, 2018

Selling, general and administrative expenses (“operating expenses”) were $29,596 for the six months ended October 31, 2019, as compared to $28,247 for the same period in 2018. These expenses are primarily composed of professional fees and public filing expenses.

For the six months ended October 31, 2019, we had a net loss of $29,596, as compared to a net loss of $28,114 for the same period in 2018. The increase during the six months ended October 31, 2019 is primarily due to increased professional fees and public filing expenses offset partially by a decrease in interest income.

Liquidity and Capital Resources

As of October 31, 2019, we had a working capital deficit of $60,382, compared to a working capital deficit of $30,786 as of April 30, 2019. As of October 31, 2019 and April 30, 2019, we had $785 of cash.

The Company’s operating activities did not use any cash for the six months ended October 31, 2019, as compared to $23,144 for the same period in 2018. The decrease during the current period is primarily due to the Company’s operating expenses being accrued but not paid or paid by a related party on behalf of the Company.

The Company’s financing activities did not use any cash for the six months ended October 31, 2019, as compared $181,996 during the same period in 2018. as the company paid a special dividend of substantially all remaining cash as a provision of the 2018 stock purchase agreement discussed in Note 2 of the unaudited condensed financial statements.

We do not expect to incur any capital expenditures during the remaining fiscal year of 2020.

We anticipate that our operating activities will generate negative net cash flow during the remaining fiscal year of 2020. We believe that our cash on hand will be insufficient for meeting our liquidity and capital resource needs. In order to remedy this liquidity deficiency, management is actively seeking additional capital to fund operations.

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

As of October 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended [1]
3.2	By-Laws [2]
31.1	Certification of the Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *
32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

(1)	Incorporated by reference to the Company’s Report on Form 10-K filed July 24, 2018

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999
*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evergreen International Corp.

/s/ Jianguo Wei
Jianguo Wei,
President, Chief Executive Officer and
Chief Financial Officer

Date: December 13, 2019