Form 10-Q
period 2020-01-31
Evergreen International Corp.
filed 2020-03-11
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

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

Yes ☒  No  ☐

As of March 9, 2020, there were 7,350,540 shares of Common Stock issued and outstanding.

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

EVERGREEN INTERNATIONAL CORP.

i

EVERGREEN INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	January 31, 2020	April 30, 2019

ASSET
Current Asset:
Cash	$785	$785
Total Current Asset	785	785

Total Asset	$785	$785

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$17,566	$11,226
Accounts Payable and Accrued Expenses – related party	52,579	20,345

Total Current Liabilities	70,145	31,571

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 par value; 10,000,000 shares authorized; 7,350,540 shares issued and outstanding	7,350	7,350
Additional Paid-In Capital	2,190,644	2,190,644
Accumulated Deficit	(2,267,354)	(2,228,780)

Total Stockholders’ Deficit	(69,360)	(30,786)

Total Liabilities and Stockholders’ Deficit	$785	$785

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019

Net Sales	$-	$-	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	8,978	9,875	38,574	38,122

Loss from operations	(8,978)	(9,875)	(38,574)	(38,122)
Other Income:
Interest	-	-	-	133

Net Loss	$(8,978)	$(9,875)	$(38,574)	$(37,989)

Loss Per Share of Common Stock – Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	7,350,540	7,350,540	7,350,540	7,350,540

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – October 31, 2018	7,350,540	$7,350	$2,190,644	$(2,203,968)	$(5,974)
Net Loss	-	-	-	(9,875)	(9,875)
Balance – January 31, 2019	7,350,540	$7,350	$2,190,644	$(2,213,843)	$(15,849)

Balance October 31, 2019	7,350,540	$7,350	$2,190,644	$(2,258,376)	$(60,382)
Net Loss	-	-	-	(8,978)	(8,978)
Balance – January 31, 2020	7,350,540	$7,350	$2,190,644	$(2,267,354)	$(69,360)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – April 30, 2018	7,350,540	$7,350	$2,372,640	$(2,175,854)	$204,136
Special Dividends	-	-	(181,996)	-	(181,996)
Net Loss	-	-	-	(37,989)	(37,989)
Balance – January 31, 2019	7,350,540	$7,350	$2,190,644	$(2,213,843)	$(15,849)

Balance – April 30, 2019	7,350,540	$7,350	$2,190,644	$(2,228,780)	$(30,786)
Net Loss	-	-	-	(38,574)	(38,574)
Balance – January 31, 2020	7,350,540	$7,350	$2,190,644	$(2,267,354)	$(69,360)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(38,574)	$(37,989)
Changes in Operating Assets and Liabilities:
Increase in Other Receivables	-	(785)
Increase in Accounts Payable and Accrued Liabilities	6,340	15,134
Increase in Accounts Payable and Accrued Liabilities-related parties	32,234	-

Net Cash Used in Operating Activities	-	(23,640)

Cash Flows from Financing Activities:
Special Dividends Paid	-	(181,996)

Net Cash Used in Financing Activities	-	(181,996)

Decrease in Cash and Cash Equivalents	-	(205,636)

Cash - Beginning of Period	785	205,636

Cash - End of Period	$785	$-

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

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

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the nine months ended January 31, 2020. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of the Company without audit. The condensed balance sheet at April 30, 2019 was derived from audited financial statements but may not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2019 Annual Report on Form 10-K filed on July 29, 2019 and other financial reports filed by the Company from time to time.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of January 31, 2020 and April 30, 2019.

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

Going Concern Risk

As of January 31, 2020, the Company has accumulated losses of $2,267,354 and a working capital deficit of $69,360. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

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

Special Dividend

As a condition to the SPA discussed above, the Company issued a cash dividend of substantially all of its cash, less a reserve to discharge any remaining liabilities of the Company. The dividend was paid based on an average rate of $0.024760 per share for an aggregate of $181,996.

NOTE 3 – CHANGES IN MANAGEMENT

Pursuant to the requirements of the SPA, effective on August 6, 2018, Mr. Brad Houtkin resigned from his positions as the President, CEO, CFO, Treasurer and Director of the Company. Mr. Michael Houtkin resigned as the Secretary and Director of the Company, and Ms. Sherry Houtkin resigned as the Director of the Company. Further, effective August 6, 2018, the Board of Directors of the Company appointed Jianguo Wei as the sole Director, CEO, CFO, President and Treasurer of the Company, and Ge Gao as the Corporate Secretary of the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

Historically, the Company’s CEO, Jianguo Wei, paid certain expenses on behalf of the Company. As of January 31, 2020, the Company had a payable amount to this related party of $52,579.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 6 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our unaudited condensed financial statements were issued to determine if these events must be reported. Management has determined that there were no additional reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the Three and Nine Months ended January 31, 2020 and 2019 and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the nine months ended January 31, 2020. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three- and nine-months periods ended January 31, 2020 and 2019.

Three Months Ended January 31, 2020 Compared to the Three Months Ended January 31, 2019

Selling, general and administrative expenses (“operating expenses”) were $8,978 for the three months ended January 31, 2020, as compared to that of $9,875 for the same period in 2019. These expenses primarily consist of professional fees and public filing expenses.

For the three months ended January 31, 2020, we had a net loss of $8,978, as compared to a net loss of $9,875 for the same period ended January 31, 2019. The decrease in net loss during the three months ended January 31, 2020 is primarily due to a slight decrease in professional fees.

Nine Months Ended January 31, 2020 Compared to the Nine Months Ended January 31, 2019

Selling, general and administrative expenses (“operating expenses”) were $38,574 for the nine months ended January 31, 2020, as compared to that of $38,122 for the same period in 2019. These expenses primarily consist of professional fees and public filing expenses.

For the nine months ended January 31, 2020, we had a net loss of $38,574, as compared to a net loss of $37,989 for the same period ended January 31, 2019. The increase in net loss during the nine months ended January 31, 2020 is primarily due to a slight increase in professional fees and public filing expenses and a decrease in interest income.

Liquidity and Capital Resources

As of January 31, 2020, we had a working capital deficit of $69,360, as compared to a working capital deficit of $30,786 as of April 30, 2019. As of January 31, 2020 and April 30, 2019, we had $785 of cash.

The Company’s operating activities did not use any cash for the nine months ended January 31, 2020, as compared to that of $23,640 for the same period in 2019. The decrease during the current period is primarily due to the Company’s operating expenses being accrued but not paid or paid by a related party on behalf of the Company.

The Company’s financing activities did not use any cash for the nine months ended January 31, 2020, as compared to that of $181,996 during the same period in 2019, as the Company paid a special dividend of substantially all remaining cash as a provision of the 2018 stock purchase agreement discussed in Note 2 of the unaudited condensed financial statements.

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

As of January 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 1A. RISK FACTORS

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulations.

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

Date: March 11, 2020