Form 10-K
period 2020-04-30
Evergreen International Corp.
filed 2020-07-29
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000 30432

EVERGREEN INTERNATIONAL CORP. (formerly known as Arbor Entech Corporation)
(Exact name of registrant as specified in its charter)

State of Delaware	22-2335094
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

6F Fazhan Building, No. 658, Chaoyang Street Jingxiu District, Baoding City, Hebei, China
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code +86-23-89066682

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

As of October 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there were 7,350,540 shares of common stock outstanding and held by non-affiliates of the registrant. As of October 31, 2019, no market value is being provided of stock held by non-affiliated parties due to the limited market for our common stock. See “Item 5.”

As of July 29, 2020, there were 7,350,540 shares of registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The statements herein, which are not historical facts, reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

●	our projected revenues, profitability and other financial metrics;

●	our future financing plans;

●	our anticipated needs for working capital;

●	our ability to expand our sales and marketing capability;

●	acquisitions of other companies or assets that we might undertake in the future;

●	competition existing today or that will likely arise in the future;

●	uncertainty about the spread of the COVID-19 virus and the impact it may have on the Company’s operations, the demand for the Company’s products, global supply chains, and economic activity in general; and

●	other factors discussed elsewhere herein.

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

i

PART I

Item 1. Business

History

We are a Delaware corporation incorporated in 1980 under the name Arbor Energy Corporation. In 1984, we changed our name to Arbor Entech Corp.

Until September 2, 2003, we were engaged in the production and wholesale distribution of wood products for home use, principally fireplace wood and garden stakes. Our products were packaged in and distributed from our facility in Little Marsh, Pennsylvania.

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

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the years ended April 30, 2020 and 2019. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

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

Our present management may or may not become involved as management in the aforementioned business or subsidiary or may hire qualified but not yet unidentified management personnel. There can, however, be no assurance whatsoever that we will be able to acquire a business. A potential acquisition of a business may involve the acquisition of, or merger with, a company which does not need additional capital but which desires to establish a public trading market for its shares. A company that seeks a transaction with us in order to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of itself undertaking a public offering. Factors considered may include time delays, significant expense, and loss of voting control. In connection with such acquisition, it is possible that an amount of stock constituting control of us would be purchased from us or our current officers, directors and stockholders resulting in substantial profits to such persons without similar profits being realized by other stockholders. Moreover, no assurance can be given with respect to the experience or qualifications of as yet unknown persons who may, in the future, manage our operations and affairs or any business or subsidiary acquired by us. In the event of a change in control of us and our Board of Directors, the payment of any dividends would be wholly dependent upon such persons. Furthermore, it is impossible as yet to determine what, if any, rights applicable state law may provide to our shareholders in any merger or reorganization.

We may establish or acquire a business and/or invest in one or more new and developing companies, whether directly or by way of statutory merger, which we believe will offer significant long-term growth potential. In the case of an equity position, we will seek to acquire primarily a majority owned and wholly owned capital stock position in such corporation. We are not restricted to any particular industry and may engage in any line of business. Accordingly, we have broad discretion as to the type of businesses we may acquire and equity investments we may make.

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

1.	We will examine the products or services of a business being considered to determine whether a market exists for the products or services and whether the business can manufacture and/or market the products or produce the services at a competitive cost.

2.	We will invest in a company that we believe has a strong potential for growth. We will evaluate the company’s business and determine the quality and experience of its management.

3.	We may invest in an operating company that has experienced increases in gross revenues which exceed industry averages. The market for the company’s products will be evaluated by determining the relationship of size, growth potential and competitive factors in that company’s industry. This may include the purchase of businesses which offer opportunities for consolidation.

4.	We will also consider the following factors:

(a)	Special risks associated with the business and the industry,

(b)	Equity available to the business,

(c)	Capital requirements of the business,

(d)	Potential for profitability and

(e)	The effect of market and economic conditions and governmental policies on the business and its products.

It is unlikely that any one prospective corporation with which we may seek to enter a relationship will conform in all respects to the policies described above. Accordingly, this description is intended to serve only as a general guide for our projected investment activities. These policies are not fundamental policies and may be changed at any time by our Board of Directors.

We anticipate that we will be brought into contact with a prospective business acquisition or equity investment primarily through the efforts of its officers, directors and principal stockholders who in the course of their business activities frequently come into contact with companies whose products, services or concepts may be subject to successful development and marketing. In such connection, we may pay a bonus to such officers, directors, principal stockholders or their affiliates. Any such payment would not be higher than that which would ordinarily be paid to a non-affiliated person.

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

At this time, we believe that any equity investments will be made in private transactions with privately owned corporations. Securities acquired in this manner are restricted from public sale unless they are registered under the Securities Act of 1933, as amended (the “Securities Act”) or unless an exemption from registration is available.

Government Regulation

We may be subject to government regulations promulgated by various local, state and Federal government agencies with regard to its proposed business. Additionally, if we purchase equity positions, we will be subject to various rules and regulations promulgated by the Securities and Exchange Commission and the various state securities commissions. We do not intend to engage in the business of investing, reinvesting, owning, holding or trading in securities or otherwise engaging in activities which would render us an “investment company” as defined in the 1940 Act.

Our financing activities will be limited by Section 3(a)(3) of the 1940 Act in that the we will not be permitted to own or propose to acquire investment securities having a total value exceeding 40% of the value of our total assets (excluding government securities and cash items) on an unconsolidated basis. We are permitted under Section 3(a)(3) of the 1940 Act to own or propose to own securities of a majority owned subsidiary which is defined under Section 2(a)(24) of the 1940 Act to mean 50% or more of the outstanding securities of which are owned by us or our majority owned subsidiary. Notwithstanding Section 3(a)(3) of the 1940 Act, we would not be considered an investment company where we are engaged directly or indirectly through a wholly-owned subsidiary (which is defined to mean at least 95% ownership of the outstanding voting stock), in a business or businesses, other than that of investing, owning, holding or trading in securities.

In addition to the limitations imposed by the 1940 Act as mentioned above, there are a number of other provisions of the federal securities laws which will affect our proposed investments.

Most, if not all, of the securities which we acquire as equity investments will be “restricted securities” within the meaning of the Securities Act and will not be permitted to be resold without compliance with the Securities Act. The registration of securities owned by us is likely to be a time consuming and expensive process, and we always bear the risk that, because of these delays, we will be unable to resell such securities, or that we will not be able to obtain an attractive price for the securities. It is highly improbable that we would be able to sell any of the securities we acquired.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our business address is 6F Fazhan Building, No. 658, Chaoyang Street Jingxiu District, Baoding City, Hebei, China. We share office space at this address with companies controlled by our majority shareholder, Jianguo Wei. Currently, as our use of this office space is minimal, we are using it free of charge.

Item 3. Legal Proceedings

To the knowledge of the Company, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

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

Recent Sales of Unregistered Securities

During the years ended April 30, 2020 and 2019, no securities were issued by the Company.

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

Stockholders

There were approximately 167 holders of record of our common stock as of July 29, 2020, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder. The aggregate number of shares of common stock outstanding as of July 29, 2020 was 7,350,540 shares.

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

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the fiscal years ended April 30, 2020 and 2019.

We include interest and penalties arising from the underpayment of income taxes, if any, in our consolidated statements of operations in general and administrative expenses. As of and April 30, 2020 and 2019, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Fiscal year ended April 30, 2020 compared to the fiscal year ended April 30, 2019

Since we discontinued our wood products business, there were no sales from continuing operations during the years ended April 30, 2020 and 2019.

Selling, general and administrative expenses were $47,964 during the fiscal year ended April 30, 2020, representing a decrease of $5,095, or 10%, over $53,059 during the fiscal year ended April 30, 2019. The decrease during the current period is primarily attributable to a decrease in legal professional fees during the current period.

Interest income for the year ended April 30, 2020 was zero as compared to $133 for the year ended April 30, 2019.

For fiscal year ended April 30, 2020, we had net loss of $47,964, as compared to a net loss of $52,926 for the prior fiscal year. The decrease during in net loss during the current year is primarily attributable to a decrease in legal professional fees.

Liquidity and capital resources

As at April 30, 2020 and 2019, we had cash and cash equivalents of $785.

Our operating activities used no cash during the fiscal year ended April 30, 2020, as compared to $22,855 during the fiscal year ended April 30, 2019. This decrease was due to all company expenses being paid by the Company’s CEO and related party, Jianguo Wei.

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

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The audited financial statements of the Company for the fiscal years ended April 30, 2020 and 2019 and the notes thereto are set forth below. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Evergreen International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Evergreen International Corp. (the “Company”) as of April 30, 2020 and 2019, and the related statement of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, and its cash and working capital as of April 30, 2020 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

July 29, 2020

EVERGREEN INTERNATIONAL CORP.

BALANCE SHEETS

	April 30, 2020	April 30, 2019

ASSETS
Current Assets:
Cash	$785	$785
Total Current Assets	785	785

Total Assets	$785	$785

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable and Accrued Expenses	$17,696	$11,226
Accounts Payable and Accrued Expenses – related party	61,839	20,345

Total Current Liabilities	79,535	31,571

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 par value; 10,000,000 shares authorized; 7,350,540 shares issued and outstanding	7,350	7,350
Additional Paid-In Capital	2,190,644	2,190,644
Accumulated Deficit	(2,276,744)	(2,228,780)

Total Stockholders’ Deficit	(78,750)	(30,786)

Total Liabilities and Stockholders’ Deficit	$785	$785

The accompanying notes are an integral part of the financial statements.

EVERGREEN INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2020	2019

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	47,964	53,059

Loss from Operations	(47,964)	(53,059)

Other Income:
Interest Income	-	133

Net Loss	$(47,964)	$(52,926)

Loss Per Common Share – Basic and diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	7,350,540	7,350,540

The accompanying notes are an integral part of the financial statements.

EVERGREEN INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED APRIL 30, 2020 AND 2019

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – April 30, 2018	7,350,540	$7,350	$2,372,640	$(2,175,854)	$204,136

Special dividends	-	-	(181,996)	-	(181,996)
Net loss	-	-	-	(52,926)	(52,926)
Balance – April 30, 2019	7,350,540	$7,350	$2,190,644	$(2,228,780)	$(30,786)

Net loss	-	-	-	(47,964)	(47,964)
Balance – April 30, 2020	7,350,540	$7,350	$2,190,644	$(2,276,744)	$(78,750)

The accompanying notes are an integral part of the financial statements.

EVERGREEN INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(47,964)	$(52,926)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable and Accrued Liabilities	6,470	9,726
Increase in Accounts Payable and Accrued Liabilities – related party	41,494	20,345

Net Cash Used in Operating Activities	-	(22,855)

Cash Flows from Financing Activities:
Special Dividends Paid	-	(181,996)

Net Cash Used in Financing Activities	-	(181,996)

Decrease in Cash and Cash Equivalents	-	(204,851)

Cash and Cash Equivalents - Beginning of the Year	785	205,636

Cash and Cash Equivalents - End of the Year	$785	$785

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

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

On July 27, 2018, the transactions contemplated by the SPA were closed, and as a result, the Purchaser completed the acquisition of the Shares, representing 98.75% of the company’s issued and outstanding common stock for $325,000. The consummation of the transactions contemplated by the SPA resulted in a change of control of the Company.

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the years ended April 30, 2020 and 2019. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of April 30, 2020 and 2019.

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

Going Concern Risk

As of April 30, 2020, the Company has accumulated losses of $2,276,744, a working capital deficit of $78,750, and has no operating activities currently. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is management’s intention to fund the ongoing operations of the Company while it seeks potential business opportunities.

NOTE 2 – STOCKHLDERS’ DEFICIT

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

On July 27, 2018, the transactions contemplated by the SPA were closed, and as a result, the Purchaser completed the acquisition of the Shares, representing 98.75% of the company’s issued and outstanding common stock for $325,000. The consummation of the transactions contemplated by the SPA resulted in a change of control of the Company.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the fiscal years ended April 30, 2020 and 2019, the Company’s CEO and related party, Jianguo Wei, paid certain expenses on behalf of the Company. At April 30, 2020 and 2019, the Company had payables to this related party of $61,839 and $20,345, respectively.

NOTE 5 – INCOME TAXES

For income tax purposes, the Company has available net operating loss carryforwards (“NOL”) at April 30, 2020 of approximately $582,000 expiring in various years from 2025 through 2041 to reduce state taxable income, if any. The Federal NOL generated will not expire due to NOLs having an indefinite life as enacted in the 2017 Tax Cuts and Jobs Act.

The deferred tax asset at April 30, 2020 and 2019 is summarized as follows:

	April 30,
	2020		2019
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Net Operating Loss Carryforwards	$180,000	-	$165,000	$-
	180,000	-	165,000	-
Less: Valuation Allowance	180,000	-	165,000	-

	$-	$-	$-	$-

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

None.

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

As of April 30, 2020, we carried out an evaluation, under the supervision of our President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Our President/Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2020, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment of the effectiveness in internal control over financial reporting as of April 30, 2020, we concluded that our internal controls over financial reporting were effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Jianguo Wei	62	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director
Ge Gao	52	Secretary

The sole director has been elected to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity. Officers are elected by the directors at meetings called by the directors for such purpose.

Jianguo Wei has been our President, CEO, CFO, Treasurer and Sole Director since July 27, 2018. He has been serving as the chairman of Beijing Evergreen Grand Healthcare Management Co., Ltd. since August 2018. Mr. Wei has been the chairman of Changqing Foundation since January 2017, the chairman of Changqing International Senior Care Indurstry Group Co., Ltd. since June 2011, and the chief executive officer and executive director of Baoding Evergreen since July 2001. From July 1986 to September 1999, Mr. Wei served as the vice president of the Baoding Branch of China Construction Bank Corporation and was responsible for the management of the branch. Mr. Wei received his associate degree in ventilation, water supply, and drainage from Nanjing Institute of Engineering in 1979, and his MBA from the Department of Economic Management of Tsinghua University in 2005.

Ge Gao has been our Corporate Secretary since July 27, 2018. He has been serving as the chief executive officer and director of Beijing Evergreen Grand Healthcare Management Co., Ltd.since August 2018. Mr. Gao has been a director of Changqing Foundation since January 2017 and a director of Changqing International Senior Care Indurstry Group Co., Ltd. since August 2012. From January 2017 to January 2019, Mr. Gao served as the chief executive officer of Changqing Foundation. From July 2009 to July 2011, Mr. Gao served as the department director of the strategy and investment department of Chongqing Zhongxun Group Co., Ltd., responsible for its merger and investment business. From June 2007 to July 2009, Mr. Gao served as the department director of the capital management and investment departments of Chongqing Tongsheng Industry (Group) Co., Ltd., responsible for its capital management and investment businesses. From September 2004 to September 2010, Mr. Gao served as a department director and associate professor of Chongqing Technology and Business University, teaching banking and securities investment related courses. From August 1991 to August 2004, Mr. Gao also worked at Guizhou Zhongtian (Group) Co., Ltd., Huawei Technologies Co. Ltd., and China Southern Securities Co., Ltd., serving on positions related to investment and finance. Mr. Gao received his bachelor’s degree in mathematics from Southwest Normal University in 1988 and his master’s degree in economics and management from Zhongnan University of Finance and Economics in 1991.

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

To our knowledge, based on among other things a review of the copies of any such reports furnished to us, during the fiscal year ended April 30, 2020, none of the Section 16 reporting persons failed to file on a timely basis reports required by Section 16(a) of the Exchange Act with respect to such fiscal year.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to our President (principal executive officer) and Treasurer (principal financial officer).

Name and Principal Position	Fiscal Year	All Other Compensation	Total
Jianguo Wei, CEO, CFO and President(1)	2020	-	-
	2019	-	-

(1)	Jianguo Wei was appointed CEO, CFO, President on August 6, 2018.

We do not have any employment agreements or stock option or bonus plans with any of our executive officers and we do not have any employees. No compensation was paid to any executive officer with respect to fiscal 2020 or 2019.

Narrative Compensation Disclosure

None of our executives are subject to employment contracts. No compensation was paid to any executive officer with respect to fiscal 2020 or 2019.

There were no outstanding equity awards at fiscal year-end. No grants of plan-based awards were made in fiscal 2020. There were no option exercises and no stock awards vested, in each case during fiscal 2020 or 2019. We have no plan that provides for payments in connection with retirement. We have no deferred compensation plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of July 29, 2020, with respect to:

●	Any person known by us to own beneficially more than 5% of our common stock;

●	Common stock beneficially owned by each of our officers and directors; and

●	The amount of common stock beneficially owned by our officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Shares Beneficially Owned	Percentage of Class(1)
Tan Ying Lok No 512 Jalan Meranti Pandamaran Pelabuhan Selangor, Malaysia 42000	7,258,850	98.8%

All directors and Executive officers as a group (1 person)	7,258,850	98.8%

(1)	Based on 7,350,540 shares of common stock outstanding as of July 29, 2020

Item 13. Certain Relationships and Related Transactions, Director Independence.

During the fiscal years ended April 30, 2020 and 2019, the Company’s CEO and related party, Jianguo Wei, paid certain expenses on behalf of the Company. At April 30, 2020 and 2019, the Company had payables to this related party of $61,839 and $20,345, respectively.

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

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees of the principal accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-K’s for the years ended April 30:

	2020	2019
Audit Fees(1)	$25,000	$25,000
Audit-Related fees	-	-
Tax Fees	2,000	-
All Other Fees	-	-
Total fees	$27,000	$25,000

No fees, other than those disclosed above, were paid to our independent auditors during the indicated fiscal years.

(1)	Audit and quarterly review fees were for audit work performed for the financial statements to be included in our Form 10-K and review of the financial statements to be included in our Form 10-Q’s filed with the Securities and Exchange Commission for the respective years.

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

Item 15 Exhibits and Financial Statement Schedules

The following items are filed as part of this report:

Exhibits:
3.1	Articles of Incorporation, as amended(1)
3.2	By-Laws(2)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension*
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition*
101.DEF	Linkbase, XBRL Taxonomy Extension Labels*
101.LAB	Linkbase, XBRL Taxonomy Extension*
101.PRE	Presentation Linkbase*

(1)	Filed as an exhibit to Company’s Form 10-K filed on or about July 24, 2018, and incorporated herein by this reference.

(2)	Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999, and incorporated herein by this reference.

*	Filed herewith.

**	In accordance with Item 601(b)(32((ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibits 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evergreen International Corp.

/s/ Jianguo Wei
Jianguo Wei,
President, Chief Executive Officer and
Chief Financial Officer

Date: July 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jianguo Wei	President, CEO, CFO and Director	July 29, 2020
Jianguo Wei	(Principal Executive, Financial and Accounting Officer)