Form 10-Q
period 2020-07-31
Evergreen International Corp.
filed 2021-01-28
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000 30432

Evergreen International Corp.
(Exact name of registrant as specified in its charter)

State of Delaware	22-2335094
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

No.99 Yaoguchengzhai Village Gaotai Town, Suizhong County, Huludao City, Liaoning Province, China
(Address of principal executive offices) (Zip Code)

+86-13842986966

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

Yes ☒  No  ☐

As of January 14, 2021, there were 7,350,540 shares of Common Stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (including any statements regarding the Company’s outlook for fiscal 2021 and beyond). Any forward-looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

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

EVERGREEN INTERNATIONAL CORP.

i

EVERGREEN INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	July 31, 2020	April 30, 2020

ASSET
Current Asset:
Cash	$785	$785
Total Current Asset	785	785

Total Asset	$785	$785

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$35,901	$17,696
Accounts Payable and Accrued Expenses – related party	61,839	61,839

Total Current Liabilities	97,740	79,535

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 7,350,540 shares issued and outstanding	7,350	7,350
Additional Paid-In Capital	2,190,644	2,190,644
Accumulated Deficit	(2,294,949)	(2,276,744)

Total Stockholders’ Deficit	(96,955)	(78,750)

Total Liabilities and Stockholders’ Deficit	$785	$785

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,
	2020	2019

Net Sales	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	18,205	23,971

Loss from operations	(18,205)	(23,971)

Net Loss	$(18,205)	$(23,971)

Loss Per Share of Common Stock – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – April 30, 2019	7,350,540	$7,350	$2,190,644	$(2,228,780)	$(30,786)
Net Loss	-	-	-	(23,971)	(23,971)
Balance – July 31, 2019	7,350,540	$7,350	$2,190,644	$(2,252,751)	$(54,757)

Balance – April 30, 2020	7,350,540	$7,350	$2,190,644	$(2,276,744)	$(78,750)
Net Loss	-	-	-	(18,205)	(18,205)
Balance – July 31, 2020	7,350,540	$7,350	$2,190,644	$(2,294,949)	$(96,955)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(18,205)	$(23,971)
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable and Accrued Liabilities	18,205	20,726
Increase in Accounts Payable and Accrued Liabilities-related parties	-	3,245

Net Cash Used in Operating Activities	-	-

Decrease in Cash	-	-

Cash - Beginning of Period	785	785

Cash - End of Period	$785	$785

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

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

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the three months ended July 31, 2020. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of the Company without audit. The condensed balance sheet at April 30, 2020 was derived from audited financial statements but may not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2020 Annual Report on Form 10-K filed on July 29, 2020 and other financial reports filed by the Company from time to time.

Cash

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of July 31, 2020 and April 30, 2020.

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

Going Concern Risk

As of July 31, 2020, the Company has accumulated losses of $2,294,949 and a working capital deficit of $96,955. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

NOTE 2 – RELATED PARTY TRANSACTIONS

Historically, the Company’s CEO, Jianguo Wei, paid certain expenses on behalf of the Company. As of July 31, 2020, the Company had a payable amount to this related party of $61,839.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 4 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our unaudited condensed financial statements were issued to determine if these events must be reported. Management has determined that other than reported below, there were no additional reportable subsequent events to be disclosed.

Change in Control and Change in Management

On October 20, 2020, Jianguo Wei, our Chief Executive Officer, President, Treasurer and Director, entered into an Acquisition Agreement with Shanghai Yuyue Enterprise Management Consulting Co., Ltd. (“SYEM”) pursuant to which Mr. Wei agreed to sell all 7,258,750 shares held by Tan Ying Lok, constituting approximately 98.75% of the Company, to SYEM for aggregate cash consideration of $200,000. Mr. Wei was authorized to enter into the Acquisition Agreement on behalf of Mr. Lok pursuant to an Authorization Letter dated October 20, 2020. The acquisition consummated October 20, 2020, and the parties are the in process of transferring the shares to SYEM.

In connection with the sale of securities to SYEM, Mr. Jianguo Wei resigned as President, Chief Executive Officer and Chief Financial officer, and Mr He Baobing and Mr. Cui Weinming were appointed as the Company’s Chief Executive Officer and Chief Financial Officer, respectively.

Name Change

On October 22, 2020, the Board and the Majority Stockholder took action by written consent to approve an amendment to the Company’s Articles of Incorporation to change its corporate name to Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. and to change the ticker symbol of the Common Stock to SYQH. These changes are currently pending awaiting regulatory approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the Three Months ended July 31, 2020 and 2019 and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

On June 22, 2018, the Company (f/k/a Arbor EnTech Corporation) entered into a Stock Purchase Agreement (the “SPA”) with Tan Ying Lok (the “Purchaser”) and certain selling stockholders including Airmont Trust and Brad Houtkin, the Company’s two controlling stockholders (collectively, the “Sellers”), pursuant to which the Purchaser agreed to acquire 7,258,750 shares of common stock representing approximately 98.75% of the company’s issued and outstanding common stock (the “Shares”) for $325,000. The acquisition consummated July 27, 2018, resulting in a change of control of the Company.

In connection with the acquisition, Mr. Brad Houtkin resigned from his positions as President, CEO, Treasurer and Director of the Company, Mr. Michael Houtkin resigned from his positions as the Secretary and Director of the Company, and Ms. Sherry Houtkin resigned as the Director of the Company. Their resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Effective August 6, 2018, the Board of Directors of the Company appointed Jiangou Wei to serve as the sole Director, CEO, President and Treasurer of the Company, and Ge Gao as the Corporate Secretary of the Company.

Mr. Jiangou Wei and Tan Ying Lok are also parties to that certain Call Option Agreement, dated June 22, 2018, pursuant to which Mr. Lok granted Mr. Wei the option to purchase all shares of common stock of the Company held by Mr. Lok at a purchase price of RMB 200,000. The option to purchase expires June 21, 2023. The foregoing description of the Call Option Agreement is qualified in its entirety by reference to the Call Option Agreement, which is filed as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

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

On October 20, 2020, Jianguo Wei, our Chief Executive Officer, President, Treasurer and Director, entered into an Acquisition Agreement with Shanghai Yuyue Enterprise Management Consulting Co., Ltd. (“SYEM”) pursuant to which Mr. Wei agreed to sell all 7,258,750 shares held by Tan Ying Lok, constituting approximately 98.75% of the Company, to SYEM for aggregate cash consideration of $200,000. Mr. Wei was authorized to enter into the Acquisition Agreement on behalf of Mr. Lok pursuant to an Authorization Letter dated October 20, 2020. The acquisition consummated October 20, 2020, and the parties are the in process of transferring the shares to SYEM. The foregoing description of the Acquisition Agreement and Authorization Letter are qualified in their entirety by reference to the such agreement and letter, which are filed as Exhibits 10.2 and 10.3 to this Quarterly Report and incorporated herein by reference.

In connection with the sale of securities to SYEM, Mr. Jianguo Wei resigned as President, Chief Executive Officer and Chief Financial officer, and Mr He Baobing and Mr. Cui Weinming were appointed as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, effective October 20, 2020. Mr. Wei continues to serve as our sole director.

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the three months ended July 31, 2020. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

On October 22, 2020, the Board and the Majority Stockholder took action by written consent to approve an amendment to the Company’s Articles of Incorporation to change its corporate name to Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. and to change the ticker symbol of the Common Stock to SYQH. These changes are currently pending and awaiting regulatory approval.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three months periods ended July 31, 2020 and 2019.

Three Months Ended July 31, 2020 Compared to the Three Months Ended July 31, 2019

Selling, general and administrative expenses (“operating expenses”) were $18,205 for the three months ended July 31, 2020, as compared to $23,971 for the same period in 2019. These expenses primarily consist of professional fees and public filing expenses.

For the three months ended July 31, 2020, we had a net loss of $18,205, as compared to a net loss of $23,971 for the same period ended July 31, 2019. The decrease in net loss during the three months ended July 31, 2020 is primarily due to a slight decrease in professional fees.

Liquidity and Capital Resources

As of July 31, 2020, we had a working capital deficit of $96,955, compared to a working capital deficit of $78,750 as of April 30, 2020. As of July 31, 2020 and April 30, 2020, we had $785 of cash.

The Company’s operating activities did not use any cash for the three months ended July 31, 2020 and 2019.

The Company did not engage in any investing activities for the three months ended July 31, 2020 and 2019.

The Company’s financing activities did not use any cash for the three months ended July 31, 2020 and 2019.

We are a shell company with no revenue generating activities. We anticipate that our operating activities will generate negative net cash flow during the remaining fiscal year of 2021. The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder advances in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

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

As of July 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended [1]
3.2	By-Laws [2]
4.1	Common Stock Certificate**
4.2	Description of Securities**
10.1	Call Option Agreement, dated June 22, 2018, by and between Tan Ying Lok and Jianguo Wei.**
10.2	Acquisition Agreement by and between Shanghai Yuyue Enterprise Management Consulting Co., Ltd. and Jianguo Wei, dated October 20, 2020**
10.3	Authorization Letter of Tan Ying Lok, dated October 20, 2020**
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. **
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. **
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document **
101.SCH	Document, XBRL Taxonomy Extension **
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition **
101.DEF	Linkbase,XBRL Taxonomy Extension Labels **
101.LAB	Linkbase, XBRL Taxonomy Extension **
101.PRE	Presentation Linkbase **

(1)	Incorporated by reference to the Company’s Report on Form 10-K filed July 24, 2018
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed on or about August 2, 1999
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evergreen International Corp.

/s/ Cui Weiming
Cui Weiming,
Chief Financial Officer

Date: January 27, 2021