Form 10-Q
period 2020-10-31
Evergreen International Corp.
filed 2021-01-28
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

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

EVERGREEN INTERNATIONAL CORP.

i

EVERGREEN INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	October 31, 2020	April 30, 2020

ASSET
Current Asset:
Cash	$785	$785
Total Current Asset	785	785

Total Asset	$785	$785

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$37,716	$17,696
Accounts Payable and Accrued Expenses – related party	61,839	61,839

Total Current Liabilities	99,555	79,535

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized; 7,350,540 shares issued and outstanding	7,350	7,350
Additional Paid-In Capital	2,190,644	2,190,644
Accumulated Deficit	(2,296,764)	(2,276,744)

Total Stockholders’ Deficit	(98,770)	(78,750)

Total Liabilities and Stockholders’ Deficit	$785	$785

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

Net Sales	$-	$-	$-	$-

Costs and Expenses:
Selling, General and Administrative Expenses	1,815	5,625	20,020	29,596

Loss from operations	(1,815)	(5,625)	(20,020)	(29,596)

Net Loss	$(1,815)	$(5,625)	$(20,020)	$(29,596)

Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,350,540	7,350,540	7,350,540	7,350,540

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – July 31, 2019	7,350,540	$7,350	$2,190,644	$(2,252,751)	$(54,757)
Net Loss	-	-	-	(5,625)	(5,625)
Balance – October 31, 2019	7,350,540	$7,350	$2,190,644	$(2,258,376)	$(60,382)

Balance – July 31, 2020	7,350,540	$7,350	$2,190,644	$(2,294,949)	$(96,955)
Net Loss	-	-	-	(1,815)	(1,815)
Balance – October 31, 2020	7,350,540	$7,350	$2,190,644	$(2,296,764)	$(98,770)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – April 30, 2019	7,350,540	$7,350	$2,190,644	$(2,228,780)	$(30,786)
Net Loss	-	-	-	(29,596)	(29,596)
Balance – October 31, 2019	7,350,540	$7,350	$2,190,644	$(2,258,376)	$(60,382)

Balance – April 30, 2020	7,350,540	$7,350	$2,190,644	$(2,276,744)	$(78,750)
Net Loss	-	-	-	(20,020)	(20,020)
Balance – October 31, 2020	7,350,540	$7,350	$2,190,644	$(2,296,764)	$(98,770)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EVERGREEN INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(20,020)	$(29,596)
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable and Accrued Liabilities	20,020	295
Increase in Accounts Payable and Accrued Liabilities-related parties	-	29,301

Net Cash Used in Operating Activities	-	-

Decrease in Cash	-	-

Cash - Beginning of Period	785	785

Cash - End of Period	$785	$785

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-

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

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the six months ended October 31, 2020. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

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

In connection with the sale of securities to SYEM, Mr. Jianguo Wei resigned as President, Chief Executive Officer and Chief Financial officer, and Mr. He Baobing and Mr. Cui Weinming were appointed as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, effective October 20, 2020.

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

Cash

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of October 31, 2020 and April 30, 2020.

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

Going Concern Risk

As of October 31, 2020, the Company has accumulated losses of $2,296,764 and a working capital deficit of $98,770. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

NOTE 4 – RELATED PARTY TRANSACTIONS

Historically, the Company’s former CEO, Jianguo Wei, paid certain expenses on behalf of the Company. As of October 31, 2020, the Company had a payable amount to this related party of $61,839.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the Three and Six Months ended October 31, 2020 and 2019 and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with the acquisition, Mr. Brad Houtkin resigned from his positions as President, CEO, Treasurer and Director of the Company, Mr. Michael Houtkin resigned from his positions as the Secretary and Director of the Company, and Ms. Sherry Houtkin resigned as the Director of the Company. Their resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices. Effective August 6, 2018, the Board of Directors of the Company appointed Jiangou Wei to serve as the sole Director, CEO, President and Treasurer of the Company, and Ge Gao as the Corporate Secretary of the Company.

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

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the six months ended October 31, 2020. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no sales revenue, including during the three and six months periods ended October 31, 2020 and 2019.

Three Months Ended October 31, 2020 Compared to the Three Months Ended October 31, 2019

Selling, general and administrative expenses (“operating expenses”) were $1,815 for the three months ended October 31, 2020, as compared to $5,625 for the same period in 2019. These expenses primarily consist of professional fees and public filing expenses.

For the three months ended October 31, 2020, we had a net loss of $1,815, as compared to a net loss of $5,625 for the same period ended October 31, 2019. The decrease in net loss during the three months ended October 31, 2020 is primarily due to a decrease in professional fees.

Six Months Ended October 31, 2020 Compared to the Six Months Ended October 31, 2019

Selling, general and administrative expenses (“operating expenses”) were $20,020 for the six months ended October 31, 2020, as compared to $29,596 for the same period in 2019. These expenses primarily consist of professional fees and public filing expenses.

For the six months ended October 31, 2020, we had a net loss of $20,020, as compared to a net loss of $29,596 for the same period ended October 31, 2019. The decrease in net loss during the six months ended October 31, 2020 is primarily due to a decrease in professional fees.

Liquidity and Capital Resources

As of October 31, 2020, we had a working capital deficit of $98,770, compared to a working capital deficit of $78,750 as of April 30, 2020. As of October 31, 2020 and April 30, 2020, we had $785 of cash.

The Company’s operating activities did not use any cash for the six months ended October 31, 2020 and 2019.

The Company did not engage in any investing activities for the six months ended October 31, 2020 and 2019.

The Company’s financing activities did not use any cash for the six months ended October 31, 2020 and 2019.

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

As of October 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On October 20, 2020, Mr. Jianguo Wei resigned as President, Chief Executive Officer and Chief Financial officer. His resignation was not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices. Mr. Wei continues to serve as our sole director.

Effective October 20, 2020, the following individuals were appointed to serve in the capacities set forth next to their names until his or her successor(s) shall be duly elected or appointed, unless he or she resigns, is removed from office or is otherwise disqualified from serving as an executive officer or director of the Company:

Name	Positions	Number of Shares Held	Percentage of Total Common Equity
HE BaoBing	Chief Executive Officer, Director	0	0%
CUI Weinming	Chief Financial Officer, and Director	0	0%

Set forth below is a brief description of the background and business experience of our new executive officers and directors:

HE BaoBing, age 55, joined us as our Chief Executive Officer on October 20, 2020. Mr. He founded and has served as the Chief Executive Officer of Gongxian Coal Industry Co. Ltd. since 2012. From 2000 to 2012, Mr. He served on the Board of Directors of Gongxian Fourth Coal Mine. Mr. He received his undergraduate degree from Chengduu Arts and Sciences University in 1988. Mr. He brings to the Board his deep experience in business management and the mining industry.

CUI Weiming, age 47, joined us as our Chiief Financial Officer and Director on October 20, 2020. Mr. Cui has served as the Chief Financial Officer of Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. since 2012, a business that he founded. From 2007 to 2011, Mr. Cui was a project manager of Datang Huachang Wind Energy Co., Ltd. Mr. Cui received his undergraduate degree from Liaoning Finance and Trade College in 1996. Mr. Cui brings to the Board his deep experience in agriculture and energy.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended [1]
3.2	By-Laws [2]
4.1	Form of Common Stock Certificate[3]
4.2	Description of Securities[3]
10.1	Call Option Agreement, dated June 22, 2018, by and between Tan Ying Lok and Jianguo Wei.[3]
10.2	Acquisition Agreement by and between Shanghai Yuyue Enterprise Management Consulting Co., Ltd. and Jianguo Wei, dated October 20, 2020[3]
10.3	Authorization Letter of Tan Ying Lok, dated October 20, 2020[3]
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. **
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. **
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document **
101.SCH	Document, XBRL Taxonomy Extension **
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition **
101.DEF	Linkbase,XBRL Taxonomy Extension Labels **
101.LAB	Linkbase, XBRL Taxonomy Extension **
101.PRE	Presentation Linkbase **

(1)	Incorporated by reference to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on July 24, 2018
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed with the Securities and Exchange Commission on or about August 2, 1999
(3)	Incorporated by reference to the Quarterly Report on Form 10Q filed with the Securities and Exchange Commission on January 28, 2021.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evergreen International Corp.

/s/ Cui Weiming
Cui Weiming,
Chief Financial Officer

Date: January 27, 2021