Form 10-Q
period 2021-01-31
Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.
filed 2021-09-27
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000 30432

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. (Formerly known as Evergreen International Corp.)
(Exact name of registrant as specified in its charter)

State of Delaware	22-2335094
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

No.3205-3209, South Building, No.3,

Intelligence Industrial Park, No.39 Hulan West Road, Baoshan District,

Shanghai, China

(Address of principal executive offices)

(Zip Code)

+86-21 6605 0886

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

Yes ☒   No  ☐

As of September 24, 2021, there were 7,350,540 shares of Common Stock issued and outstanding.

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

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

i

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

CONDENSED BALANCE SHEETS

	January 31, 2021	April 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$785	$785

TOTAL CURRENT ASSETS	785	785

TOTAL ASSETS	$785	$785

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$25,503	$17,696
Accounts payable and accrued liabilities - related parties	41,486	61,839

TOTAL CURRENT LIABILITIES	66,989	79,535

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 100,000,000 shares authorized; 7,350,540 shares issued and outstanding)	7,350	7,350
Additional paid-in capital	2,252,483	2,190,644
Accumulated deficit	(2,326,037)	(2,276,744)

TOTAL STOCKHOLDERS’ DEFICIT	(66,204)	(78,750)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$785	$785

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating Expenses:
Accounting fees	10,779	6,100	25,179	27,706
Other general and administrative	18,494	2,878	24,114	10,868

Total Operating Expenses	29,273	8,978	49,293	38,574

Loss from Operations	(29,273)	(8,978)	(49,293)	(38,574)

Net Loss	$(29,273)	$(8,978)	$(49,293)	$(38,574)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	7,350,540	7,350,540	7,350,540	7,350,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at October 31, 2020	7,350,540	$7,350	$2,190,644	$(2,296,764)	$(98,770)

Related party forgiveness of payable	-	-	61,839	-	61,839

Net loss for the three months ended January 31, 2021	-	-	-	(29,273)	(29,273)

Balance at January 31, 2021	7,350,540	$7,350	$2,252,483	$(2,326,037)	$(66,204)

Balance at April 30, 2020	7,350,540	$7,350	$2,190,644	$(2,276,744)	$(78,750)

Conversion of related party payable to equity	-	-	61,839	-	61,839

Net loss for the nine months ended January 31, 2021	-	-	-	(49,293)	(49,293)

Balance at January 31, 2021	7,350,540	$7,350	$2,252,483	$(2,326,037)	$(66,204)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at October 31, 2019	7,350,540	$7,350	$2,190,644	$(2,258,376)	$(60,382)

Net loss for the three months ended January 31, 2020	-	-	-	(8,978)	(8,978)

Balance at January 31, 2020	7,350,540	$7,350	$2,190,644	$(2,267,354)	$(69,360)

Balance at April 30, 2019	7,350,540	$7,350	$2,190,644	$(2,228,780)	$(30,786)

Net loss for the nine months ended January 31, 2020	-	-	-	(38,574)	(38,574)

Balance at January 31, 2020	7,350,540	$7,350	$2,190,644	$(2,267,354)	$(69,360)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDEDSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,293)	$(38,574)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	7,807	6,340
Increase in accounts payable and accrued liabilities - related parties	41,486	32,234

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	785	785

Cash, end of period	$785	$785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party payable to equity	$61,839	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. (“Shuiyun Qinghe”, “we”, “our” or “the Company”) (formerly knowns as Arbor Entech Corporation and Evergreen International Corp., respectively) started as a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. On September 2, 2003, we terminated our business relationship with Home Depot due to increased difficulties in transacting business with such company on a profitable basis. These difficulties included Home Depot’s prohibition against price increases, despite increases in our costs of production, a diminution in the Home Depot territories to which we were allowed to sell our products, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.

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

On October 20, 2020, Jianguo Wei, our former Chief Executive Officer, President, Treasurer and Director, entered into an Acquisition Agreement with Shanghai Yuyue Enterprise Management Consulting Co., Ltd. (“SYEM”) pursuant to which Mr. Wei agreed to sell all 7,258,750 shares held by Tan Ying Lok, constituting approximately 98.75% of the Company, to SYEM for aggregate cash consideration of $200,000. Mr. Wei was authorized to enter into the Acquisition Agreement on behalf of Mr. Lok pursuant to an Authorization Letter dated October 20, 2020. The acquisition consummated October 20, 2020, and the parties are in the process of transferring the securities to SYEM. The transfer is expected to be completed in October 2021.

In connection with the sale of securities to SYEM, Mr. Jianguo Wei resigned from all his positions with the Company, and Mr. He Baobing and Mr. Cui Weinming were appointed as the Company’s Directors as well as Chief Executive Officer and Chief Financial Officer, respectively, effective October 20, 2020.

On October 22, 2020, the Board and the majority stockholder took action by written consent to approve an amendment to the Company’s Articles of Incorporation to change its corporate name to Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. and to change the ticker symbol of the Common Stock to SYQH. These changes were completed in February 2021.

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the nine months ended January 31, 2021. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of January 31, 2021 and April 30, 2020.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Income taxes are provided in accordance with ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Loss Per Share

The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. Since the Company has no common stock equivalents, diluted loss per share is the same as basic loss per share for the three and nine months ended January 31, 2021 and 2020.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Concentration of Credit Risk

The Company does not have financial instruments that potentially subject the Company to concentration of credit risk. The Company has not experienced losses and management believes the Company is not exposed to significant credit risks.

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had working capital deficit of $66,204 at January 31, 2021 and has incurred recurring net loss of $49,293 for the nine months ended January 31, 2021. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

NOTE 2 – RELATED PARTY TRANSACTIONS

In January 2021, the Company’s former CEO, Jianguo Wei, forgave $61,839 in amount the Company owed to him. The forgiveness was treated as a capital transaction and the amount was recorded in additional paid-in capital.

In the third quarter of fiscal 2021, the Company’s CEO, Baobing He, paid certain expenses on behalf of the Company. As of January 31, 2021, the Company had a payable amount to this related party of $41,486.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 4 – SUBSEQUENT EVENTS

Except the change the Company’s name to Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. , as disclosed in Note 1 above, the Company has evaluated subsequent events from the balance sheet date through the date the interim financial statements were issued and has determined there are no additional events required to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three and nine months ended January 31, 2021 and 2020 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Overview

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. (f/k/a Evergreen International Corp. (“Shuiyun Qinghe”, “we”, “our” or “the Company”) started as a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. On September 2, 2003, we terminated our business relationship with Home Depot due to increased difficulties in transacting business with such company on a profitable basis. These difficulties included Home Depot’s prohibition against price increases, despite increases in our costs of production, a diminution in the Home Depot territories to which we were allowed to sell our products, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.

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

On July 27, 2018, the transaction contemplated by the SPA closed and the Purchaser acquired the Shares for a cash consideration of $325,000. The consummation of the transactions contemplated by the SPA resulted in a change of control of the Company. The securities were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder.

On October 20, 2020, Jianguo Wei, our former Chief Executive Officer, President, Treasurer and Director, entered into an Acquisition Agreement with Shanghai Yuyue Enterprise Management Consulting Co., Ltd. (“SYEM”) pursuant to which Mr. Wei agreed to sell all 7,258,750 shares held by Tan Ying Lok, constituting approximately 98.75% of the Company, to SYEM for aggregate cash consideration of $200,000. Mr. Wei was authorized to enter into the Acquisition Agreement on behalf of Mr. Lok pursuant to an Authorization Letter dated October 20, 2020. The acquisition consummated on October 20, 2020, and the parties are in the process of transferring the securities to SYEM. The transfer is expected to be completed in October 2021.

The securities were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder.

In connection with the sale of securities to SYEM, Mr. Jianguo Wei resigned from all his positions with the Company, and Mr. He Baobing and Mr. Cui Weinming were appointed as the Company’s Directors as well as Chief Executive Officer and Chief Financial Officer, respectively, effective October 20, 2020.

On October 22, 2020, the Board and the majority stockholder took action by written consent to approve an amendment to the Company’s Articles of Incorporation to change its corporate name to Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. and to change the ticker symbol of the Common Stock to SYQH. These changes were completed in February 2021.

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the nine months ended January 31, 2021. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no revenues, including during the three-month and nine-month periods ended January 31, 2021 and 2020.

Three and Nine Months Ended January 31, 2021 Compared to the Three and Nine Months Ended January 31, 2020

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of accounting fees, legal service charges, transfer agent fees, and filing fees etc.

For the three months ended January 31, 2021, total operating expenses amounted to $29,273 as compared to $8,978 for the three months ended January 31, 2020, an increase of $20,295 or 226.1%. For the nine months ended January 31, 2021, total operating expenses amounted to $49,293 as compared to $38,574 for the nine months ended January 31, 2020, an increase of $10,719 or 27.8%. The increase was primarily due to an increase in legal service charges.

Net Loss. During the three months ended January 31, 2021 and 2020, we had net loss of $29,273 and $8,978, respectively. During the nine months ended January 31, 2021 and 2020, we had net loss of $49,293 and $38,574, respectively.

Liquidity and Capital Resources

At January 31, 2021, we had $785 in cash, while, we had liabilities of $66,989, and had a working capital deficit of $66,204. We expect to incur continued losses during fiscal 2022, possibly even longer.

For the nine months ended January 31, 2021 and 2020, net cash used in operating activities amounted to $0. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

We are a shell company with no revenue generating activities. We anticipate that our operating activities will generate negative net cash flow during the fiscal year of 2022. The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder advances in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

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

As of January 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures may not be effective as of January 31, 2021.

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

Changes in Internal Control Over Financial Reporting.

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.

/s/ Cui Weiming
Cui Weiming,
Chief Financial Officer

Date: September 27, 2021