Form 10-K
period 2021-04-30
Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.
filed 2021-09-27
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from __________ to ____________

Commission file number: 000-30432

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.
(formerly known as Evergreen International Corp.)

(Exact name of registrant as specified in its charter)

Delaware	22-2335094
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

No.3205-3209, South Building, No.3, Intelligence Industrial Park, No.39 Hulan West Road, Baoshan District, Shanghai, China	N/A
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +86-21 6605 0886

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at September 24, 2021
Common Stock, $.001 par value per share	7,350,540 shares

The aggregate market value of the 91,690 shares of Common Stock of the registrant held by non-affiliates on October 30, 2020, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $0.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

i

PART I

Item 1. Business.

Overview

Corporate History and Structure

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. (f/k/a Evergreen International Corp.) (“Shuiyun Qinghe”, “we”, “our” or “the Company”) started as a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. On September 2, 2003, we terminated our business relationship with Home Depot due to increased difficulties in transacting business with such company on a profitable basis. These difficulties included Home Depot’s prohibition against price increases, despite increases in our costs of production, a diminution in the Home Depot territories to which we were allowed to sell our products, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.

On June 22, 2018, the Company (f/k/a Arbor EnTech Corporation) entered into a Stock Purchase Agreement (the “SPA”) with Tan Ying Lok (the “Purchaser”) and certain selling stockholders including Airmont Trust and Brad Houtkin, the Company’s two controlling stockholders (collectively, the “Sellers”), pursuant to which the Purchaser agreed to acquire 7,258,750 shares of common stock representing approximately 98.75% of the Company’s issued and outstanding common stock (the “Shares”) for $325,000. The acquisition consummated on July 27, 2018, resulting in a change of control of the Company. The securities were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder.

In connection with the acquisition, Mr. Brad Houtkin resigned from his positions as President, CEO, Treasurer and Director of the Company, Mr. Michael Houtkin resigned from his positions as the Secretary and Director of the Company, and Ms. Sherry Houtkin resigned as the Director of the Company. Their resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Effective August 6, 2018, the Board of Directors of the Company appointed Jianguo Wei to serve as the sole Director, CEO, President and Treasurer of the Company, and Ge Gao as the Corporate Secretary of the Company.

Mr. Jianguo Wei and Tan Ying Lok are also parties to that certain Call Option Agreement, dated June 22, 2018, pursuant to which Mr. Lok granted Mr. Wei the option to purchase all shares of common stock of the Company held by Mr. Lok at a purchase price of RMB 200,000. The option to purchase expires June 21, 2023. The foregoing description of the Call Option Agreement is qualified in its entirety by reference to the Call Option Agreement, which is filed as Exhibit 10.1 to this Annual Report and incorporated herein by reference.

On July 6, 2018, the Board of Directors of the Company (i) declared a cash dividend in an aggregate amount of $181,996, or an average of $0.024760 per share, payable to stockholders of record on July 16, 2018, and (ii) approved an amendment to the Company’s Certificate of Incorporation to change the Company’s name to Evergreen International Corp, which amendment was filed with the Secretary of State of the State of Delaware on July 13, 2018 and became effective on July 20, 2018.

On October 20, 2020, Jianguo Wei, our former Chief Executive Officer, President, Treasurer and Director, entered into an Acquisition Agreement with Shanghai Yuyue Enterprise Management Consulting Co., Ltd. (“SYEM”) pursuant to which Mr. Wei agreed to sell all 7,258,750 shares held by Tan Ying Lok, constituting approximately 98.75% of the Company, to SYEM for aggregate cash consideration of $200,000. Mr. Wei was authorized to enter into the Acquisition Agreement on behalf of Mr. Lok pursuant to an Authorization Letter dated October 20, 2020. The acquisition consummated on October 20, 2020, and the parties are in the process of transferring the securities to SYEM which is expected to be completed in October 2021. The securities were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder. The foregoing description of the Acquisition Agreement and Authorization Letter are qualified in their entirety by reference to the such agreement and letter, which are filed as Exhibits 10.2 and 10.3 to this Annual Report and incorporated herein by reference.

In connection with the sale of securities to SYEM, Mr. Jianguo Wei resigned from all his positions with the Company, and Mr. He Baobing and Mr. Cui Weinming were appointed as the Company’s Directors as well as Chief Executive Officer and Chief Financial Officer, respectively, effective October 20, 2020.

In February, 2021, the Company changed its corporate name to Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. and ticker symbol of the Common Stock to SYQH.

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. Our principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Based on proposed business activities, we are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We are in active discussions with an operating company for a potential business combination. There is no assurance that we will be able to successfully consummate such an acquisition or that following such acquisition we will be eligible to trade on a national securities exchange, or be quoted on the Over-the-Counter.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds from the Registrant, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available acquisition opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We may not discover or adequately evaluate adverse facts about the business to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, we are in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Our offices are located at No.3205-3209, South Building, No.3, Intelligence Industrial Park, No.39 Hulan West Road, Baoshan District, Shanghai, China and our telephone number at such address is + 86-21 6605 0886.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide information pursuant to this Item..

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

Item 2. Properties.

Our offices are located at No.3205-3209, South Building, No.3, Intelligence Industrial Park, No.39 Hulan West Road, Baoshan District, Shanghai, China. The premises are provided to us free of charge by our executive officers.

Item 3. Legal Proceedings.

To the knowledge of the Company, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “SYQH”. As of September 24, 2021, the last closing price of our securities was $0.25, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended April 30, 2021:
Fourth Quarter	$2.00	$0.55
Third Quarter	$1.20	$0.51
Second Quarter	$1.50	$0.20
First Quarter	$0.85	$0.42
Fiscal year ended April 30, 2020:
Fourth Quarter	$1.50	$0.85
Third Quarter	$2.00	$1.50
Second Quarter	$1.85	$1.50
First Quarter	$3.00	$1.85

(b) Approximate Number of Holders of Common Stock

As of September 24, 2021, there were approximately 167 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c) Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d) Equity Compensation Plan Information

None.

(e) Recent Sales of Unregistered Securities

None.

Where You Can Find Additional Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F. Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms. The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

Our principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Based on proposed business activities, we are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

We are generally in discussions with an operating businesses regarding potential acquisition or other business opportunities. There is no assurance that we will be able to successfully acquire such company or any company in the near future.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our consolidated financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the fiscal years ended April 30, 2021 and 2020.

We include interest and penalties arising from the underpayment of income taxes, if any, in our statements of operations in other general and administrative expenses. As of April 30, 2021 and 2020, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Results of Operations

Since we discontinued our wood products business in 2003, we have had no revenues, including during the years ended April 30, 2021 and 2020.

Year Ended April 30, 2021 Compared to the Year Ended April 30, 2020

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of accounting fees, legal service charges, transfer agent fees, and filing fees etc.

For the year ended April 30, 2021, total operating expenses amounted to $50,293 as compared to $47,964 for the year ended April 30, 2020, an increase of $2,329 or 4.9%. The increase was primarily due to an increase in legal service charges.

Net Loss. During the years ended April 30, 2021 and 2020, we had net loss of $50,293 and $47,964, respectively.

Liquidity and Capital Resources

At April 30, 2021, we had $785 in cash, while, we had liabilities of $67,989, and had a working capital deficit of $67,204. We expect to incur continued losses during the fiscal year of 2022, possibly even longer.

For the years ended April 30, 2021 and 2020, net cash used in operating activities amounted to $0. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

For the years ended April 30, 2021 and 2020, non-cash used in investing and financing activities was $61,839 and $0, respectively. Non-cash investing and financing activities for the year ended April 30, 2021, consisted of the conversion of related party payable to equity, the Company’s former Chief Executive Officer, and current Director.

We are a shell company with no revenue generating activities. We anticipate that our operating activities will generate negative net cash flows during the fiscal year of 2022. The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder advances in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

The audited financial statements of the Company for the fiscal years ended April 30, 2021, and 2020, and the notes thereto are set forth on page F-1 through F-9 of this Annual Report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of April 30, 2021, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company’s disclosure controls and procedures were not effective.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company’s board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of April 30, 2021, the Company’s internal control over financial reporting was not effective based on those criteria.

Material weakness

Management identified two material weaknesses in the design and operation of its internal controls: (i) the failure to retain sufficient qualified accounting personnel to prepare financial statements in accordance with accounting principles generally accepted in the United States (including a qualified Chief Financial Officer); and (ii) the Company’s accounting department personnel has limited knowledge and experience in U.S. GAAP.

To remediate the material weaknesses identified in internal control over financial reporting, the Company intends to: (i) hire additional personnel with sufficient knowledge and experience in U.S. GAAP; and (ii) provide ongoing training courses in U.S. GAAP to existing personnel, as sufficient capital permits. The Company will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended April 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
HE BaoBing	55	Chief Executive Officer and Director
CUI Weiming	47	Chief Financial Officer, Secretary and Director

HE BaoBing, age 55, joined us as our Chief Executive Officer and Director on October 20, 2020. Mr. He founded and has served as the Chief Executive Officer of Gongxian Coal Industry Co. Ltd. since 2012. From 2000 to 2012, Mr. He served on the Board of Directors of Gongxian Fourth Coal Mine. Mr. He received his undergraduate degree from Chengduu Arts and Sciences University in 1988. Mr. He brings to the Board his deep experience in business management and the mining industry.

CUI Weiming, age 47, joined us as our Chiief Financial Officer, Secretary and Director on October 20, 2020. Mr. Cui has served as the Chief Financial Officer of Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. since 2012, a business that he founded. From 2007 to 2011, Mr. Cui was a project manager of Datang Huachang Wind Energy Co., Ltd. Mr. Cui received his undergraduate degree from Liaoning Finance and Trade College in 1996. Mr. Cui brings to the Board his deep experience in agriculture and energy.

There are no formal compensation agreements with our directors and officers at this time.

Involvement in Certain Legal Proceedings

To the best of our knowledge, each of our directors and executive officers has not, during the past ten years:

☐	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

☐	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

☐	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

☐	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

☐	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

☐	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We do not believe it is necessary for our Board to appoint such committees because the volume of matters that come before our Board for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. Our Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. Our Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended April 30, 2021, our executive officers, directors and greater-than-ten percent stockholders have not complied with Section 16(a) filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer principal accounting officer or controller in light of our Company’s current stage of development. We expect to adopt a code of ethics in the near future.

Item 11. Executive Compensation.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officer. The Company’s officers and directors have not received any cash or other compensation since they became the Company’s officers and directors. No compensation of any nature has been paid for on account of services rendered by our directors in such capacity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 24, 2021, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Liaoning Shuiyun Qinghe Rice Industry Co., Ltd., No.3205-3209, South Building, No.3, Intelligence Industrial Park, No.39 Hulan West Road, Baoshan District, Shanghai, China.

Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
HE BaoBing	-	-
CUI Weiming	-	-
	-	-
All executive officers and directors as a Group (2 persons)	-	-

5% or Greater Stockholders:
Tan Ying Lok (2)	7,258,850	98.75%
Total 5% or Greater Shareholders	7,258,850	98.75%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September 24, 2021. Applicable percentage ownership is based on 7,350,540 shares of common stock outstanding as of September 24, 2021, and any shares that such person or persons has the right to acquire within 60 days of September 24, 2021, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Tan Ying Lok is in the process of transferring his securities to Shanghai Yuyue Enterprise Management Consulting Co., Ltd. pursuant to the terms of that certain Acquisition Agreement between the parties. The transfer is expected to be completed in October 2021.

There are no current arrangements known to the company, the operation of which may, at a subsequent date, result in a further change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

In support of the Company’s nominal operation and cash requirements, we rely on advances from related parties until when we can support our operations or attain adequate financing through sales of our equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. The advances from related party represent the amounts paid by related party on behalf of the Company in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the fiscal year ended April 30, 2020, the Company’s former CEO, Jianguo Wei, paid certain expenses on behalf of the Company. As of April 30, 2020, the Company had payables to this related party of $61,839. Mr. Wei forgave $61,839 in amount the Company owed him in January 2021. The forgiveness was treated as a conversion of related party payable to equity and the amount was recorded in additional paid-in capital.

During the fiscal year ended April 30, 2021, the Company’s CEO, Baobing He, paid certain expenses on behalf of the Company. As of April 30, 2021, the Company had payables to this related party of $41,486.

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

We have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.” We will review the independence standard established by the OTC Markets Group in the future. Under Nasdaq Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors would not be considered independent directors.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14. Principal Accounting Fees and Services

For the fiscal years ended April 30, 2021 and 2020, Friedman LLP was our principal accountant.

The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Friedman LLP, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	April 30, 2021	April 30, 2020

Audit fees	$23,800	$25,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$23,800	$25,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended[1]
3.2	By-Laws[2]
4.1	Form of Common Stock Certificate[3]
4.2	Description of Securities[3]
10.1	Call Option Agreement, dated June 22, 2018, by and between Tan Ying Lok and Jianguo Wei.[3]
10.2	Acquisition Agreement by and between Shanghai Yuyue Enterprise Management Consulting Co., Ltd. and Jianguo Wei, dated October 20, 2020[3]
10.3	Authorization Letter of Tan Ying Lok, dated October 20, 2020[3]
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. **
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. **
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document **
101.SCH	Document, XBRL Taxonomy Extension **
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition **
101.DEF	Linkbase,XBRL Taxonomy Extension Labels **
101.LAB	Linkbase, XBRL Taxonomy Extension **
101.PRE	Presentation Linkbase **

(1)	Incorporated by reference to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on July 24, 2018
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed with the Securities and Exchange Commission on or about August 2, 1999
(3)	Incorporated by reference to the Quarterly Report on Form 10Q filed with the Securities and Exchange Commission on January 28, 2021.
**	Filed herewith.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 2021	Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.

	By:	/s/ He BaoBing
	Name:	He BaoBing
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ He BaoBing	Director and Chief Executive Officer	September 27, 2021
He BaoBing	(Principal Executive Officer)

/s/ Cui Weiming	Director, Chief Financial Officer and Secretary	September 27, 2021
Cui Weiming	(Principal Financial Officer)

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

INDEX TO FINANCIAL STATEMENTS

April 30, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. (formerly known as Evergreen International Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. (formerly known as Evergreen International Corp.) (the “Company”) as of April 30, 2021 and 2020, and the related statement of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, and its cash and working capital as of April 30, 2021 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to successfully obtain the necessary additional financial support as specified in Note 1, there could be a material adverse effect on the Company.

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

New York, New York

September 27, 2021

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

BALANCE SHEETS

	April 30, 2021	April 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$785	$785

TOTAL CURRENT ASSETS	785	785

TOTAL ASSETS	$785	$785

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$26,503	$17,696
Accounts payable and accrued liabilities - related parties	41,486	61,839

TOTAL CURRENT LIABILITIES	67,989	79,535

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 100,000,000 shares authorized; 7,350,540 shares issued and outstanding)	7,350	7,350
Additional paid-in capital	2,252,483	2,190,644
Accumulated deficit	(2,327,037)	(2,276,744)

TOTAL STOCKHOLDERS’ DEFICIT	(67,204)	(78,750)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$785	$785

The accompanying notes are an integral part of these financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

STATEMENTS OF OPERATIONS

	For the Years Ended April 30,
	2021	2020

Revenues	$-	$-

Operating Expenses:
Accounting fees	25,179	33,956
Other general and administrative	25,114	14,008

Total Operating Expenses	50,293	47,964

Loss from Operations	(50,293)	(47,964)

Net Loss	$(50,293)	$(47,964)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	7,350,540	7,350,540

The accompanying notes are an integral part of these financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at April 30, 2019	7,350,540	$7,350	$2,190,644	$(2,228,780)	$(30,786)

Net loss for the year ended April 30, 2020	-	-	-	(47,964)	(47,964)

Balance at April 30, 2020	7,350,540	7,350	2,190,644	(2,276,744)	(78,750)

Conversion of related party payable to equity	-	-	61,839	-	61,839

Net loss for the year ended April 30, 2021	-	-	-	(50,293)	(50,293)

Balance at April 30, 2021	7,350,540	$7,350	$2,252,483	$(2,327,037)	$(67,204)

The accompanying notes are an integral part of these financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,293)	$(47,964)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	8,807	6,470
Increase in accounts payable and accrued liabilities - related parties	41,486	41,494

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET INCREASE IN CASH	-	-

Cash, beginning of year	785	785

Cash, end of year	$785	$785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party payable to equity	$61,839	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. (“Shuiyun Qinghe”, “we”, “our” or “the Company”) (formerly knowns as Arbor Entech Corporation and Evergreen International Corp., respectively), started as a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. On September 2, 2003, we terminated our business relationship with Home Depot due to increased difficulties in transacting business with such company on a profitable basis. These difficulties included Home Depot’s prohibition against price increases, despite increases in our costs of production, a diminution in the Home Depot territories to which we were allowed to sell our products, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.

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

On October 20, 2020, Jianguo Wei, our former Chief Executive Officer, President, Treasurer and Director, entered into an Acquisition Agreement with Shanghai Yuyue Enterprise Management Consulting Co., Ltd. (“SYEM”) pursuant to which Mr. Wei agreed to sell all 7,258,750 shares held by Tan Ying Lok, constituting approximately 98.75% of the Company, to SYEM for aggregate cash consideration of $200,000. Mr. Wei was authorized to enter into the Acquisition Agreement on behalf of Mr. Lok pursuant to an Authorization Letter dated October 20, 2020. The acquisition consummated October 20, 2020, and the parties are in the process of transferring the securities to SYEM, which is expected to be completed in October 2021.

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

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the years ended April 30, 2021 and 2020. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

Basis of Presentation

The accompanying financial statements for Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. have been prepared in accordance with accounting principles generally accepted In the United States of America and in accordance with Regulation S-X promulgated by the Securities and Exchange Commission.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of April 30, 2021 and 2020.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of Credit Risk

The Company does not have financial instruments that potentially subject the Company to concentration of credit. The Company has not experienced losses and management believes the Company is not exposed to significant credit risks.

Going Concern Risk

As reflected in the accompanying financial statements, the Company had working capital deficit of $67,204 at April 30, 2021 and has incurred recurring net loss of $50,293 for the year ended April 30, 2021. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the fiscal year ended April 30, 2020, the Company’s former CEO, Jianguo Wei, paid certain expenses on behalf of the Company. As of April 30, 2020, the Company had payables to this related party of $61,839. Mr. Wei forgave $61,839 in amount the Company owed to him in January 2021. The forgiveness was treated as a capital transaction and the amount was recorded in additional paid-in capital.

During the fiscal year ended April 30, 2021, the Company’s CEO, Baobing He, paid certain expenses on behalf of the Company. As of April 30, 2021, the Company had payables to this related party of $41,486.

NOTE 3 – INCOME TAXES

For income tax purposes, the Company has available net operating loss carryforwards (“NOL”) at April 30, 2021 of approximately $633,000 expiring in various years from 2026 through 2042 to reduce state taxable income, if any. The Federal NOL generated will not expire due to NOLs having an indefinite life as enacted in the 2017 Tax Cuts and Jobs Act.

The Company’s component of deferred tax assets as of April 30, 2021 and 2020 was as follows:

	April 30, 2021	April 30, 2020
Deferred tax assets
Net operating loss carryforwards	$196,000	$180,000
Total deferred tax assets, gross	196,000	180,000
Valuation allowance	(196,000)	(180,000)
Total deferred tax assets, net	$-	$-

Deferred tax liabilities	$-	$-

Net deferred tax assets	$-	$-

The Company has taken a 100% valuation allowance against the deferred tax assets attributable to the NOL carry-forwards and other temporary differences due to the uncertainty of realizing the future tax benefits.

The difference in the Federal Statutory Rate of 21% and the state rate of approximately 10% and the Company’s effective tax rate of 0% is due to a valuation allowance against the deferred tax assets attributable to the net operating loss carryforwards for federal and state taxes.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events required to be disclosed.