Form 10-Q
period 2021-07-31
Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.
filed 2021-09-27
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021

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

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

i

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

CONDENSED BALANCE SHEETS

	July 31, 2021	April 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$785	$785

TOTAL CURRENT ASSETS	785	785

TOTAL ASSETS	$785	$785

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$26,889	$26,503
Accounts payable and accrued liabilities - related party	41,486	41,486

TOTAL CURRENT LIABILITIES	68,375	67,989

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 1,000,000 shares authorized;
0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 100,000,000 shares authorized;
7,350,540 shares issued and outstanding)	7,350	7,350
Additional paid-in capital	2,252,483	2,252,483
Accumulated deficit	(2,327,423)	(2,327,037)

TOTAL STOCKHOLDERS’ DEFICIT	(67,590)	(67,204)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$785	$785

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,
	2021	2020

Revenues	$-	$-

Operating Expenses:
Accounting fees	-	13,500
Other general and administrative	386	4,705

Total Operating Expenses	386	18,205

Loss from Operations	(386)	(18,205)

Net Loss	$(386)	$(18,205)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	7,350,540	7,350,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at April 30, 2021	7,350,540	$7,350	$2,252,483	$(2,327,037)	$(67,204)

Net loss for the three months ended July 31, 2021	-	-	-	(386)	(386)

Balance at July 31, 2021	7,350,540	$7,350	$2,252,483	$(2,327,423)	$(67,590)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at April 30, 2020	7,350,540	$7,350	$2,190,644	$(2,276,744)	$(78,750)

Net loss for the three months ended July 31, 2020	-	-	-	(18,205)	(18,205)

Balance at July 31, 2020	7,350,540	$7,350	$2,190,644	$(2,294,949)	$(96,955)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDEDSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended July 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(386)	$(18,205)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	386	18,205

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	785	785

Cash, end of period	$785	$785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the three months ended July 31, 2021. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of the Company without audit. The condensed balance sheet at April 30, 2021 was derived from audited financial statements but may not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2021 Annual Report on Form 10-K and other financial reports filed by the Company from time to time.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of July 31, 2021 and April 30, 2021.

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

Loss Per Share

The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. Since the Company has no common stock equivalents, diluted loss per share is the same as basic loss per share for the three months ended July 31, 2021 and 2020.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed interim financial statements, primarily due to their short-term nature.

Concentration of Credit Risk

There is no financial instruments that potentially subject the Company to concentration of credit risk. The Company has not experienced losses and management believes the Company is not exposed to significant credit risks.

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had working capital deficit of $67,590 at July 31, 2021 and has incurred recurring net loss of $386 for the three months ended July 31, 2021. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company’s CEO, Baobing He, paid certain expenses on behalf of the Company. As of both July 31, 2021 and April 30, 2021, the Company had a payable amount to this related party of $41,486.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe there would have been a material effect on the accompanying unaudited condensed financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the unaudited condensed financial statements were issued and has determined there are no additional events required to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three months ended July 31, 2021 and 2020 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the three months ended July 31, 2021. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no revenues, including during the three-month periods ended July 31, 2021 and 2020.

Three Months Ended July 31, 2021 Compared to the Three Months Ended July 31, 2020

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of accounting fees, legal service charges, transfer agent fees, and filing fees etc.

For the three months ended July 31, 2021, total operating expenses amounted to $386 as compared to $18,205 for the three months ended July 31, 2020, a decrease of $17,819 or 97.9%. The decrease was primarily due to a decrease in accounting fees and legal service charges.

Net Loss. During the three months ended July 31, 2021 and 2020, we had net loss of $386 and $18,205, respectively.

Liquidity and Capital Resources

At July 31, 2021, we had $785 in cash, while, we had liabilities of $68,375, and had a working capital deficit of $67,590. We expect to incur continued losses during the remainder of fiscal 2022, possibly even longer.

For the three months ended July 31, 2021 and 2020, net cash used in operating activities amounted to $0. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

We are a shell company with no revenue generating activities. We anticipate that our operating activities will generate negative net cash flow during the remaining fiscal year of 2022. The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder advances in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

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

As of July 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures may not be effective as of July 31, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended [1]
3.2	By-Laws [2]
4.1	Form of Common Stock Certificate[3]
4.2	Description of Securities[3]
10.1	Call Option Agreement, dated June 22, 2018, by and between Tan Ying Lok and Jianguo Wei.[3]
10.2	Acquisition Agreement by and between Shanghai Yuyue Enterprise Management Consulting Co., Ltd. and Jianguo Wei, dated October 20, 2020[3]
10.3	Authorization Letter of Tan Ying Lok, dated October 20, 2020[3]
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. **
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. **
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on July 24, 2018

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed with the Securities and Exchange Commission on or about August 2, 1999

(3)	Incorporated by reference to the Quarterly Report on Form 10Q filed with the Securities and Exchange Commission on January 28, 2021.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.

/s/ Cui Weiming
Cui Weiming,
Chief Financial Officer

Date: September 27, 2021