Form 10-Q
period 2021-10-31
Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.
filed 2021-12-15
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000 30432

Liaoning Shuiyun Qinghe Rice Industry Co. Ltd.
(Exact name of registrant as specified in its charter)

State of Delaware	22-2335094
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

No. 99 Yaoguchengzhai Village Gaotai Town, Suizhong County, Huludao City, Liaoning Province, China
(Address of principal executive offices) (Zip Code)

+86-561 245 8347

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

Yes ☒   No  ☐

As of December 15, 2021, there were 7,350,540 shares of Common Stock issued and outstanding.

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

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

i

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

CONDENSED BALANCE SHEETS

	October 31, 2021	April 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$785

TOTAL CURRENT ASSETS	-	785

TOTAL ASSETS	$-	$785

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$26,493	$26,503
Accounts payable and accrued liabilities - related party	93,894	41,486

TOTAL CURRENT LIABILITIES	120,387	67,989

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 100,000,000 shares authorized; 7,350,540 shares issued and outstanding at October 31, 2021 and April 30, 2021)	7,350	7,350
Additional paid-in capital	2,252,483	2,252,483
Accumulated deficit	(2,380,220)	(2,327,037)

TOTAL STOCKHOLDERS’ DEFICIT	(120,387)	(67,204)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$785

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2021	2020	2021	2020

Revenues	$-	$-	-	$-

Operating Expenses:
Accounting fees	32,663	900	32,663	14,400
Other general and administrative	20,134	915	20,520	5,620

Total Operating Expenses	52,797	1,815	53,183	20,020

Loss from Operations	(52,797)	(1,815)	(53,183)	(20,020)

Net Loss	$(52,797)	$(1,815)	(53,183)	$(20,020)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	7,350,540	7,350,540	7,350,540	7,350,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at July 31, 2021	7,350,540	$7,350	$2,252,483	$(2,327,423)	$(67,590)

Net loss for the three months ended October 31, 2021	-	-	-	(52,797)	(52,797)

Balance at October 31, 2021	7,350,540	$7,350	$2,252,483	$(2,380,220)	$(120,387)

Balance at April 30, 2021	7,350,540	$7,350	$2,252,483	$(2,327,037)	$(67,204)

Net loss for the six months ended October 31, 2021	-	-	-	(53,183)	(53,183)

Balance at October 31, 2021	7,350,540	$7,350	$2,252,483	$(2,380,220)	$(120,387)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at July 31, 2020	7,350,540	$7,350	$2,190,644	$(2,294,949)	$(96,955)

Net loss for the three months ended October 31, 2020	-	-	-	(1,815)	(1,815)

Balance at October 31, 2020	7,350,540	$7,350	$2,190,644	$(2,296,764)	$(98,770)

Balance at April 30, 2020	7,350,540	$7,350	$2,190,644	$(2,276,744)	$(78,750)

Net loss for the six months ended October 31, 2020	-	-	-	(20,020)	(20,020)

Balance at October 31, 2020	7,350,540	$7,350	$2,190,644	$(2,296,764)	$(98,770)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDEDSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended October 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,183)	$(20,020)
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued liabilities	(10)	20,020
Increase in accounts payable and accrued liabilitites - related party	52,408	-

NET CASH USED IN OPERATING ACTIVITIES	(785)	-

NET DECREASE IN CASH	(785)	-

Cash, beginning of period	785	785

Cash, end of period	$-	$785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interes	$-	$-
Cash paid for income tax	$-	$-

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

On October 20, 2020, Jianguo Wei, our former Chief Executive Officer, President, Treasurer and Director, entered into an Acquisition Agreement with Shanghai Yuyue Enterprise Management Consulting Co., Ltd. (“SYEM”) pursuant to which Mr. Wei agreed to sell all 7,258,750 shares held by Tan Ying Lok, constituting approximately 98.75% of the Company, to SYEM for aggregate cash consideration of $200,000. Mr. Wei was authorized to enter into the Acquisition Agreement on behalf of Mr. Lok pursuant to an Authorization Letter dated October 20, 2020. The acquisition consummated October 20, 2020, and the parties are in the process of transferring the securities to SYEM. The transfer is expected to be completed in the near future.

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

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the six months ended October 31, 2021. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of October 31, 2021 and April 30, 2021.

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

Loss Per Share

The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. Since the Company has no common stock equivalents, diluted loss per share is the same as basic loss per share for the three and six months ended October 31, 2021 and 2020.

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

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had working capital deficit of $120,387 at October 31, 2021 and has incurred recurring net loss of $53,183 for the six months ended October 31, 2021. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company’s CEO, Baobing He, paid certain expenses on behalf of the Company. As of October 31, 2021 and April 30, 2021, the Company had a payable amount to this related party of $93,894 and $41,486, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three and six months ended October 31, 2021 and 2020 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

On October 20, 2020, Jianguo Wei, our former Chief Executive Officer, President, Treasurer and Director, entered into an Acquisition Agreement with Shanghai Yuyue Enterprise Management Consulting Co., Ltd. (“SYEM”) pursuant to which Mr. Wei agreed to sell all 7,258,750 shares held by Tan Ying Lok, constituting approximately 98.75% of the Company, to SYEM for aggregate cash consideration of $200,000. Mr. Wei was authorized to enter into the Acquisition Agreement on behalf of Mr. Lok pursuant to an Authorization Letter dated October 20, 2020. The acquisition consummated on October 20, 2020, and the parties are in the process of transferring the securities to SYEM. The transfer is expected to be completed in the near future.

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

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no significant revenues or positive cash flows for the six months ended October 31, 2021. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no revenues, including during the three-month and six-month periods ended October 31, 2021 and 2020.

Three and Six Months Ended October 31, 2021 Compared to the Three and Six Months Ended October 31, 2020

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of accounting fees, legal service charges, transfer agent fees, and filing fees etc.

For the three months ended October 31, 2021, total operating expenses amounted to $52,797 as compared to $1,815 for the three months ended October 31, 2020, an increase of $50,982 or 2,808.9%. For the six months ended October 31, 2021, total operating expenses amounted to $53,183 as compared to $20,020 for the six months ended October 31, 2020, an increase of $33,163 or 165.6%. The increase was primarily due to an increase in accounting fees and legal service charges.

Net Loss. During the three months ended October 31, 2021 and 2020, we had net loss of $52,797 and $1,815, respectively. During the six months ended October 31, 2021 and 2020, we had net loss of $53,183 and $20,020, respectively.

Liquidity and Capital Resources

At October 31, 2021, we did not have any cash, while, we had liabilities of $120,387, and had a working capital deficit of $120,387. We expect to incur continued losses during the remainder of fiscal 2022, possibly even longer.

For the six months ended October 31, 2021 and 2020, net cash used in operating activities amounted to $785. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

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

As of October 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President/Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, provide a reasonable level of assurance that they are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Date: December 15, 2021