Form 10-Q
period 2022-01-31
Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.
filed 2022-03-15
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2022

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

No. 3205-3209, South Building, No. 3, Intelligence Industrial Park, No.39 Hulan West Road, Baoshan District, Shanghai, China
(Address of principal executive offices) (Zip Code)

+86-135-8568-1065

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

Yes ☒   No  ☐

As of March 15, 2022, there were 7,350,540 shares of Common Stock issued and outstanding.

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.

(Formerly known as Evergreen International Corp.)

FORM 10-Q

January 31, 2022

i

FORWARD LOOKING STATEMENTS

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (including any statements regarding the Company’s outlook for fiscal 2022 and beyond). Any forward-looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

CONDENSED BALANCE SHEETS

	January 31, 2022	April 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$785

TOTAL CURRENT ASSETS	-	785

TOTAL ASSETS	$-	$785

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$18,237	$26,503
Accounts payable and accrued liabilities - related party	113,156	41,486

TOTAL CURRENT LIABILITIES	131,393	67,989

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 100,000,000 shares authorized; 7,350,540 shares issued and outstanding at January 31, 2021 and April 30, 2021)	7,350	7,350
Additional paid-in capital	2,252,483	2,252,483
Accumulated deficit	(2,391,226)	(2,327,037)

TOTAL STOCKHOLDERS’ DEFICIT	(131,393)	(67,204)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$785

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating Expenses:
Accounting fees	5,800	10,779	38,463	25,179
Other general and administrative	5,206	18,494	25,726	24,114

Total Operating Expenses	11,006	29,273	64,189	49,293

Loss from Operations	(11,006)	(29,273)	(64,189)	(49,293)

Net Loss	$(11,006)	$(29,273)	$(64,189)	$(49,293)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	7,350,540	7,350,540	7,350,540	7,350,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at October 31, 2021	7,350,540	$7,350	$2,252,483	$(2,380,220)	$(120,387)

Net loss for the three months ended January 31, 2022	-	-	-	(11,006)	(11,006)

Balance at January 31, 2022	7,350,540	$7,350	$2,252,483	$(2,391,226)	$(131,393)

Balance at April 30, 2021	7,350,540	$7,350	$2,252,483	$(2,327,037)	$(67,204)

Net loss for the nine months ended January 31, 2022	-	-	-	(64,189)	(64,189)

Balance at January 31, 2022	7,350,540	$7,350	$2,252,483	$(2,391,226)	$(131,393)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at October 31, 2020	7,350,540	$7,350	$2,190,644	$(2,296,764)	$(98,770)

Forgiveness of related party payable	-	-	61,839	-	61,839

Net loss for the three months ended January 31, 2021	-	-	-	(29,273)	(29,273)

Balance at January 31, 2021	7,350,540	$7,350	$2,252,483	$(2,326,037)	$(66,204)

Balance at April 30, 2020	7,350,540	$7,350	$2,190,644	$(2,276,744)	$(78,750)

Forgiveness of related party payable	-	-	61,839	-	61,839

Net loss for the nine months ended January 31, 2021	-	-	-	(49,293)	(49,293)

Balance at January 31, 2021	7,350,540	$7,350	$2,252,483	$(2,326,037)	$(66,204)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDEDSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,189)	$(49,293)
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued liabilities	(8,266)	7,807
Increase in accounts payable and accrued liabilitites - related party	71,670	41,486

NET CASH USED IN OPERATING ACTIVITIES	(785)	-

NET DECREASE IN CASH	(785)	-

Cash, beginning of period	785	785

Cash, end of period	$-	$785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interes	$-	$-
Cash paid for income tax	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party payable	$-	$61,839

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

In connection with the sale of securities to SYEM, Mr. Jianguo Wei resigned from all his positions with the Company, and Mr. He Baobing and Mr. Cui Weiming were appointed as the Company’s Directors as well as Chief Executive Officer and Chief Financial Officer, respectively, effective October 20, 2020.

On October 22, 2020, the Board and the majority stockholder took action by written consent to approve an amendment to the Company’s Articles of Incorporation to change its corporate name to Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. and to change the ticker symbol of the Common Stock to SYQH. These changes were completed in February 2021.

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no revenue or positive cash flows for the nine months ended January 31, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of January 31, 2022 and April 30, 2021.

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

Loss Per Share

The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. Since the Company has no common stock equivalents, diluted loss per share is the same as basic loss per share for the three and nine month ended January 31, 2022 and 2021.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed interim financial statements, primarily due to their short-term nature.

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to concentration of credit risk. The Company has not experienced losses and management believes the Company is not exposed to significant credit risks.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had working capital deficit of $131,393 at January 31, 2022 and has incurred recurring net loss of $64,189 for the nine months ended January 31, 2022. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company’s CEO, Baobing He, paid certain expenses on behalf of the Company. As of January 31, 2022 and April 30, 2021, the Company had a payable amount to this related party of $113,156 and $41,486, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three and nine months ended January 31, 2022 and 2021 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with the sale of securities to SYEM, Mr. Jianguo Wei resigned from all his positions with the Company, and Mr. He Baobing and Mr. Cui Weiming were appointed as the Company’s Directors as well as Chief Executive Officer and Chief Financial Officer, respectively, effective October 20, 2020.

On October 22, 2020, the Board and the majority stockholder took action by written consent to approve an amendment to the Company’s Articles of Incorporation to change its corporate name to Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. and to change the ticker symbol of the Common Stock to SYQH. These changes were completed in February 2021.

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no revenue or positive cash flows for the nine months ended January 31, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to consist of legal fees, accounting fees, and administrative costs related to maintaining a public company.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no revenues, including during the three-month and nine-month periods ended January 31, 2022 and 2021.

Three and Nine Months Ended January 31, 2022 Compared to the Three and Nine Months Ended January 31, 2021

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of accounting fees, legal service charges, transfer agent fees, and filing fees etc.

For the three months ended January 31, 2022, total operating expenses amounted to $11,006 as compared to $29,273 for the three months ended January 31, 2021, a decrease of $18,267 or 62.4%. For the nine months ended January 31, 2022, total operating expenses amounted to $64,189 as compared to $49,293 for the nine months ended January 31, 2021, an increase of $14,896 or 30.2%. The increase was primarily due to an increase in accounting fees and legal service charges.

Net Loss. During the three months ended January 31, 2022 and 2021, we had net loss of $11,006 and $29,273, respectively. During the nine months ended January 31, 2022 and 2021, we had net loss of $64,189 and $49,293, respectively.

Liquidity and Capital Resources

At January 31, 2022, we did not have any cash, while, we had liabilities of $131,393, and had a working capital deficit of $131,393. We expect to incur continued losses during the remainder of fiscal 2022, possibly even longer.

For the nine months ended January 31, 2022, net cash used in operating activities amounted to $785. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulation.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of January 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures may not be effective as of January 31, 2022.

Changes in Internal Control Over Financial Reporting.

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

This Item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended [1]
3.2	By-Laws [2]
4.1	Form of Common Stock Certificate[3]
4.2	Description of Securities[3]
10.1	Call Option Agreement, dated June 22, 2018, by and between Tan Ying Lok and Jianguo Wei.[3]
10.2	Acquisition Agreement by and between Shanghai Yuyue Enterprise Management Consulting Co., Ltd. and Jianguo Wei, dated October 20, 2020[3]
10.3	Authorization Letter of Tan Ying Lok, dated October 20, 2020[3]
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on July 24, 2018

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed with the Securities and Exchange Commission on or about August 2, 1999

(3)	Incorporated by reference to the Quarterly Report on Form 10Q filed with the Securities and Exchange Commission on January 28, 2021.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.
(Registrant)

Date: March 15, 2022	By:	/s/ He Baobing
He Baobing
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 15, 2022	By:	/s/ Cui Weiming
Cui Weiming
Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)