Form 10-K
period 2022-04-30
Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.
filed 2022-07-15
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

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

Registrant’s telephone number, including area code: +86-135-8568-1065

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 15, 2022
Common Stock, $.001 par value per share	7,350,540 shares

The aggregate market value of the 91,690 shares of Common Stock of the registrant held by non-affiliates on October 29, 2021, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date was approximately $28,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

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

Unless otherwise indicated, references to “we,” “us,” “our,” or “Company” mean Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. and references to “fiscal” mean the Company’s fiscal year ended April 30.

ii

PART I

ITEM 1. BUSINESS

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

On October 20, 2020, Jianguo Wei, our former Chief Executive Officer, President, Treasurer and Director, entered into an Acquisition Agreement with Shanghai Yuyue Enterprise Management Consulting Co., Ltd. (“SYEM”) pursuant to which Mr. Wei agreed to sell all 7,258,750 shares held by Tan Ying Lok, constituting approximately 98.75% of the Company, to SYEM for aggregate cash consideration of $200,000. Mr. Wei was authorized to enter into the Acquisition Agreement on behalf of Mr. Lok pursuant to an Authorization Letter dated October 20, 2020. The acquisition consummated October 20, 2020, and the parties are in the process of transferring the securities to SYEM. The transfer is expected to be completed in October 2022.

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

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We are in active discussions with an operating company for a potential business combination. There is no assurance that we will be able to successfully consummate such an acquisition or that following such acquisition we will be eligible to trade on a national securities exchange, or be quoted on the Over-the-Counter.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

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

Our offices are located at No.3205-3209, South Building, No.3, Intelligence Industrial Park, No.39 Hulan West Road, Baoshan District, Shanghai, China and our telephone number at such address is + 86-135-8568-1065.

ITEM 1A. RISK FACTORS

Aa smaller reporting company, we are not required to provide information pursuant to this Item.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “SYQH”. As of July 14, 2022, the last closing price of our securities was $1.00, with little to no quoting activity, and there were 7,350,540 common shares outstanding. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended April 30, 2022:
Fourth Quarter	$1.00	$0.00
Third Quarter	$0.31	$0.31
Second Quarter	$1.00	$0.25
First Quarter	$1.25	$0.27
Fiscal year ended April 30, 2021:
Fourth Quarter	$2.00	$0.55
Third Quarter	$1.20	$0.51
Second Quarter	$1.50	$0.20
First Quarter	$0.85	$0.42

Approximate Number of Holders of Common Stock

As of July 15, 2022, there were approximately 167 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

Equity Compensation Plan Information

None.

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

ITEM 6. [RESERVED]

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

We are generally in discussions with an operating business regarding potential acquisition or other business opportunities. There is no assurance that we will be able to successfully acquire such company or any company in the near future.

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

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our financial statements. We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit that would affect the effective tax rate if recognized for the fiscal years ended April 30, 2022 and 2021.

We include interest and penalties arising from the underpayment of income taxes, if any, in our statements of operations in other general and administrative expenses. As of April 30, 2022 and 2021, we had no accrued interest or penalties related to uncertain tax positions.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Results of Operations

Since we discontinued our wood products business in 2003, we have had no revenues, including during the years ended April 30, 2022 and 2021.

Year Ended April 30, 2022 Compared to the Year Ended April 30, 2021

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of accounting fees and filing fees etc.

For the year ended April 30, 2022, total operating expenses amounted to $71,309 as compared to $50,293 for the year ended April 30, 2021, an increase of $21,016 or 41.8%. The increase was primarily due to an increase in accounting service charges.

Net Loss. During the years ended April 30, 2022 and 2021, we had net loss of $71,309 and $50,293, respectively.

Liquidity and Capital Resources

At April 30, 2022, we did not have any cash, while, we had liabilities of $138,513, and had a working capital deficit of $138,513. We expect to incur continued losses during the fiscal year of 2023, possibly even longer.

For the years ended April 30, 2022 and 2021, net cash used in operating activities amounted to $785 and $0, respectively. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

For the years ended April 30, 2022 and 2021, non-cash used in investing and financing activities was $0 and $61,839, respectively. Non-cash investing and financing activities for the year ended April 30, 2021, consisted of the conversion of related party payable to equity.

We are a shell company with no revenue generating activities. We anticipate that our operating activities will generate negative net cash flows during the fiscal year of 2023. The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder advances in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Registered Public Accounting Firm

On December 9, 2021 (the “Dismissal Date”), the Company advised Friedman LLP (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the years ended April 30, 2021 and 2020 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

Except as set forth below, during the years ended April 30, 2021 and 2020 and through the Dismissal Date, the reports of the Former Auditor on the Company’s financial statements did not contain any adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the report contained a paragraph stating there was substantial doubt about the Company’s ability to continue as a going concern.

New Independent Registered Public Accounting Firm

On December 9, 2021 (the “Engagement Date”), the Company engaged Paris, Kreit & Chiu CPA LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended April 30, 2022. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

●	application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

●	any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of April 30, 2022, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company’s disclosure controls and procedures were not effective.

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

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of April 30, 2022, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended April 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our executive officers and directors as of the date hereof:

Name	Age	Position
Baobing He	56	Chief Executive Officer and Director
Weiming Cui	48	Chief Financial Officer, Secretary and Director

Baobing He, age 56, joined us as our Chief Executive Officer and Director on October 20, 2020. Mr. He founded and has served as the Chief Executive Officer of Gongxian Coal Industry Co. Ltd. since 2012. From 2000 to 2012, Mr. He served on the Board of Directors of Gongxian Fourth Coal Mine. Mr. He received his undergraduate degree from Chengdu Arts and Sciences University in 1988. Mr. He brings to the Board his deep experience in business management in the mining industry.

Weiming Cui, age 48, joined us as our Chief Financial Officer, Secretary and Director on October 20, 2020. Mr. Cui has served as the Chief Financial Officer of Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. since 2012, a business that he founded. From 2007 to 2011, Mr. Cui was a project manager of Datang Huachang Wind Energy Co., Ltd. Mr. Cui received his undergraduate degree from Liaoning Finance and Trade College in 1996. Mr. Cui brings to the Board his deep experience in agriculture and energy.

There are no formal compensation agreements with our directors and officers at this time.

Involvement in Certain Legal Proceedings

To the best of our knowledge, each of our directors and executive officers has not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships

There are no family relationships among our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended April 30, 2022, our executive officers, directors and greater-than-ten percent stockholders have not complied with Section 16(a) filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer principal accounting officer or controller in light of our Company’s current stage of development. We expect to adopt a code of ethics in the near future.

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 15. 2022, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Liaoning Shuiyun Qinghe Rice Industry Co., Ltd., No.3205-3209, South Building, No.3, Intelligence Industrial Park, No.39 Hulan West Road, Baoshan District, Shanghai, China.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Baobing He*	-	-
Weiming Cui*	-	-

All officers and directors as a group (2 persons)	-	-

5% or greater stockholder:
Tan Ying Lok (2)	7,258,850	98.75%
Total 5% or greater stockholder	7,258,850	98.75%

*	Officer and/or director of our company.

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 15, 2022. Applicable percentage ownership is based on 7,350,540 shares of common stock outstanding as of July 15, 2022, and any shares that such person or persons has the right to acquire within 60 days of July 15, 2022, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Tan Ying Lok is in the process of transferring his securities to Shanghai Yuyue Enterprise Management Consulting Co., Ltd. pursuant to the terms of that certain Acquisition Agreement between the parties. The transfer is expected to be completed in October 2022.

There are no current arrangements known to the company, the operation of which may, at a subsequent date, result in a further change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During the fiscal years ended April 30, 2022 and 2021, the Company’s CEO, Baobing He, paid certain expenses on behalf of the Company. As of April 30, 2022 and 2021, the Company had payables to this related party of $121,098 and $41,486, respectively.

The Company’s former CEO, Jianguo Wei, forgave $61,839 in amount the Company owed to him in January 2021. The forgiveness was treated as a capital transaction and the amount was recorded in additional paid-in capital.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Paris, Kreit & Chiu CPA LLP (“PKC”) served as our independent auditors for the year ended April 30, 2022. Friedman LLP (“Friedman”) served as our independent auditors for the year ended April 30, 2021.

Aggregate fees billed to the Company for professional services rendered by PKC and Friedman, during the last two fiscal years were as follows:

	Years Ended April 30,
	2022	2021
Audit Fees
Friedman	$8,000	$23,800
PKC	12,000	-
Audit Related Fees
Friedman	-	-
PKC	-	-
Tax Fees
Friedman	-	-
PKC	-	-
All Other Fees
Friedman	-	-
PKC	-	-
Totals
Friedman	8,000	23,800
PKC	$12,000	$-

AUDIT FEES. Consists of fees billed or billable for professional services rendered for the audit of our annual financial statements, review of the Form 10-K, and review of the interim financial statements included in quarterly reports, and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements, including registration statements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and or review of our financial statements and are not reported under “Audit Fees”, such as audits and reviews in connection with acquisitions.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in the years ended April 30, 2022 or 2021.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended[1]
3.2	By-Laws[2]
4.1	Form of Common Stock Certificate[3]
4.2	Description of Securities[3]
10.1	Call Option Agreement, dated June 22, 2018, by and between Tan Ying Lok and Jianguo Wei.[3]
10.2	Acquisition Agreement by and between Shanghai Yuyue Enterprise Management Consulting Co., Ltd. and Jianguo Wei, dated October 20, 2020[3]
10.3	Authorization Letter of Tan Ying Lok, dated October 20, 2020[3]
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. **
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. **
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) **

(1)	Incorporated by reference to the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on July 24, 2018
(2)	Incorporated by reference to Amendment No.1 to the Company’s Registration Statement on Form 10-SB (SEC File No. 01-15207) filed with the Securities and Exchange Commission on or about August 2, 1999
(3)	Incorporated by reference to the Quarterly Report on Form 10Q filed with the Securities and Exchange Commission on January 28, 2021.

**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.

Dated: July 15, 2022	By:	/s/ Baobing He
	Name:	Baobing He
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: July 15, 2022	By:	/s/ Weiming Cui
	Name:	Weiming Cui
	Title:	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on July 15, 2022, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Baobing He	Chief Executive Officer and Director
Baobing He	(Principal Executive Officer)

/s/ Weiming Cui	Chief Financial Officer, Secretary and Director
Weiming Cui	(Principal Financial Officer)

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

INDEX TO FINANCIAL STATEMENTS

April 30, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. (formerly known as Evergreen International Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. (formerly known as Evergreen International Corp.) (the “Company”) as of April 30, 2022, and the related statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022, and the results of its operations and its cash flows for the year ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue and cash; and its working capital as of April 30, 2022, are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to successfully obtain the necessary additional financial support as specified in Note 1, there could be a material adverse effect on the Company.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2021.

/s/ Paris Kreit & Chiu CPA LLP

Paris, Kreit & Chiu CPA LLP

New York, NY

July 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. (formerly known as Evergreen International Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. (formerly known as Evergreen International Corp.) (the “Company”) as of April 30, 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended April 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021, and the results of its operations and its cash flows for the year ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, and its cash and working capital are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to successfully obtain the necessary additional financial support as specified in Note 1, there could be a material adverse effect on the Company.

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

New York, New York

September 27, 2021

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.
(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)
BALANCE SHEETS

	April 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$-	$785

TOTAL CURRENT ASSETS	-	785

TOTAL ASSETS	$-	$785

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$17,415	$26,503
Accounts payable and accrued liabilities - related party	121,098	41,486

TOTAL CURRENT LIABILITIES	138,513	67,989

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 100,000,000 shares authorized; 7,350,540 shares issued and outstanding)	7,350	7,350
Additional paid-in capital	2,252,483	2,252,483
Accumulated deficit	(2,398,346)	(2,327,037)

TOTAL STOCKHOLDERS’ DEFICIT	(138,513)	(67,204)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$785

The accompanying notes are an integral part of these financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.
(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)
STATEMENTS OF OPERATIONS

	For the Years Ended April 30,
	2022	2021

Revenues	$-	$-

Operating Expenses:
Accounting fees	44,263	25,179
Other general and administrative	27,046	25,114

Total Operating Expenses	71,309	50,293

Loss from Operations	(71,309)	(50,293)

Net Loss	$(71,309)	$(50,293)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	7,350,540	7,350,540

The accompanying notes are an integral part of these financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.
(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at April 30, 2020	7,350,540	$7,350	$2,190,644	$(2,276,744)	$(78,750)

Conversion of related party payable to equity	-	-	61,839	-	61,839

Net loss for the year ended April 30, 2021	-	-	-	(50,293)	(50,293)

Balance at April 30, 2021	7,350,540	7,350	2,252,483	(2,327,037)	(67,204)

Net loss for the year ended April 30, 2022	-	-	-	(71,309)	(71,309)

Balance at April 30, 2022	7,350,540	$7,350	$2,252,483	$(2,398,346)	$(138,513)

The accompanying notes are an integral part of these financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.
(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)
STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,309)	$(50,293)
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued liabilities	(9,088)	8,807
Increase in accounts payable and accrued liabilities - related party	79,612	41,486

NET CASH USED IN OPERATING ACTIVITIES	(785)	-

NET DECREASE IN CASH	(785)	-

Cash, beginning of year	785	785

Cash, end of year	$-	$785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party payable to equity	$-	$61,839

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

On October 20, 2020, Jianguo Wei, our former Chief Executive Officer, President, Treasurer and Director, entered into an Acquisition Agreement with Shanghai Yuyue Enterprise Management Consulting Co., Ltd. (“SYEM”) pursuant to which Mr. Wei agreed to sell all 7,258,750 shares held by Tan Ying Lok, constituting approximately 98.75% of the Company, to SYEM for aggregate cash consideration of $200,000. Mr. Wei was authorized to enter into the Acquisition Agreement on behalf of Mr. Lok pursuant to an Authorization Letter dated October 20, 2020. The acquisition consummated October 20, 2020, and the parties are in the process of transferring the securities to SYEM. The transfer is expected to be completed in October 2022.

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

Currently, the Company only possesses minimal assets and liabilities with no substantial business operations. There were no revenue or positive cash flows for the years ended April 30, 2022 and 2021. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company’s successful acquisition of an operating business, we expect our expenses to mainly consist of accounting fees and filing fees etc. related to maintaining a public company.

Basis of Presentation

The accompanying financial statements for Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. have been prepared in accordance with accounting principles generally accepted In the United States of America and in accordance with Regulation S-X promulgated by the Securities and Exchange Commission.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of April 30, 2022 and 2021.

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

Loss Per Share

The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. Since the Company has no common stock equivalents, diluted loss per share is the same as basic loss per share for the years ended April 30, 2022 and 2021.

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

Going Concern Risk

As reflected in the accompanying financial statements, the Company had a working capital deficit of $138,513 at April 30, 2022 and has incurred recurring net loss and generated negative cash flow from operating activities of $71,309 and $785 for the year ended April 30, 2022, respectively. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company’s former CEO, Jianguo Wei, forgave $61,839 in amount the Company owed to him in January 2021. The forgiveness was treated as a capital transaction and the amount was recorded in additional paid-in capital.

During the fiscal years ended April 30, 2022 and 2021, the Company’s CEO, Baobing He, paid certain expenses on behalf of the Company. As of April 30, 2022 and 2021, the Company had payables to him of $121,098 and $41,486, respectively.

NOTE 3 – INCOME TAXES

For income tax purposes, the Company has available net operating loss carryforwards (“NOL”) at April 30, 2022 of approximately $704,000 expiring in various years from 2026 through 2043 to reduce state taxable income, if any. The Federal NOL generated will not expire due to NOLs having an indefinite life as enacted in the 2017 Tax Cuts and Jobs Act.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INCOME TAXES (continued)

The Company’s component of deferred tax assets as of April 30, 2022 and 2021 was as follows:

	April 30, 2022	April 30, 2021
Deferred tax assets
Net operating loss carryforwards	$218,000	$196,000
Total deferred tax assets, gross	218,000	196,000
Valuation allowance	(218,000)	(196,000)
Total deferred tax assets, net	$-	$-

Deferred tax liabilities	$-	$-

Net deferred tax assets	$-	$-

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