Form 10-Q
period 2022-07-31
Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.
filed 2022-09-14
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2022

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

As of September 14, 2022, there were 7,350,540 shares of Common Stock issued and outstanding.

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.

(Formerly known as Evergreen International Corp.)

FORM 10-Q

July 31, 2022

i

FORWARD LOOKING STATEMENTS

This report may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (including any statements regarding the Company’s outlook for fiscal 2023 and beyond). Any forward-looking statements are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, without limitation, the lack of any current business operation, the possible failure to identify a suitable acquisition candidate, and specific risks which may be associated with any new business or acquisition that we may acquire.

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

CONDENSED BALANCE SHEETS

	July 31,	April 30,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$17,707	$17,415
Accounts payable and accrued liabilities - related party	137,001	121,098

TOTAL CURRENT LIABILITIES	154,708	138,513

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 100,000,000 shares authorized; 7,350,540 shares issued and outstanding)	7,350	7,350
Additional paid-in capital	2,252,483	2,252,483
Accumulated deficit	(2,414,541)	(2,398,346)

TOTAL STOCKHOLDERS’ DEFICIT	(154,708)	(138,513)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,
	2022	2021

Revenues	$-	$-

Operating Expenses:
Accounting fees	14,600	-
Other general and administrative	1,595	386

Total Operating Expenses	16,195	386

Loss from Operations	(16,195)	(386)

Net Loss	$(16,195)	$(386)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	7,350,540	7,350,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at April 30, 2022	7,350,540	$7,350	$2,252,483	$(2,398,346)	$(138,513)

Net loss for the three months ended July 31, 2022	-	-	-	(16,195)	(16,195)

Balance at July 31, 2022	7,350,540	$7,350	$2,252,483	$(2,414,541)	$(154,708)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

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

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended July 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,195)	$(386)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	292	386
Increase in accounts payable and accrued liabilities - related party	15,903	-

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH	-	-

Cash, beginning of period	-	785

Cash, end of period	$-	$785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. (“Shuiyun Qinghe”, “we”, “our” or “the Company”) (formerly known as Arbor Entech Corporation and Evergreen International Corp., respectively) started as a wood products company that had been in business since 1980. Our business fluctuated over the years. We were almost wholly dependent on sales to The Home Depot, Inc. On September 2, 2003, we terminated our business relationship with Home Depot due to increased difficulties in transacting business with such company on a profitable basis. These difficulties included Home Depot’s prohibition against price increases, despite increases in our costs of production, a diminution in the Home Depot territories to which we were allowed to sell our products, and Home Depot’s demands regarding returns of ordered products that we were unwilling to accede to for economic reasons.

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

In connection with the sale of securities to SYEM, Mr. Jianguo Wei resigned from all his positions with the Company, and Mr. Baobing He and Mr. Weiming Cui were appointed as the Company’s Directors as well as Chief Executive Officer and Chief Financial Officer, respectively, effective October 20, 2020.

On October 22, 2020, the Board and the majority stockholder took action by written consent to approve an amendment to the Company’s Articles of Incorporation to change its corporate name to Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. and to change the ticker symbol of the Common Stock to SYQH. These changes were completed in February 2021.

Currently, the Company possesses no assets and accrued only minimal liabilities with no substantial business operations. There were no revenue or positive cash flows for the three months ended July 31, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company successfully acquires an operating business, we expect our expenses to consist of accounting fees and other costs related to maintaining a public company.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission from the accounts of the Company without audit. The condensed balance sheet at April 30, 2022 was derived from audited financial statements but may not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited; however, in the opinion of management, the information presented reflects all adjustments of a normal recurring nature which are necessary to present fairly the Company’s financial position and results of operations and cash flows for the period presented. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s fiscal year 2022 Annual Report on Form 10-K and other financial reports filed by the Company from time to time.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of July 31, 2022 and April 30, 2022.

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

Loss Per Share

The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. Since the Company has no common stock equivalents, diluted loss per share is the same as basic loss per share for the three months ended July 31, 2022 and 2021.

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

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had working capital deficit of $154,708 at July 31, 2022 and has incurred recurring net loss of $16,195 for the three months ended July 31, 2022. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company’s CEO, Baobing He, paid certain expenses on behalf of the Company. As of July 31, 2022 and April 30, 2022, the Company had a payable amount to this related party of $137,001 and $121,098, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three months ended July 31, 2022 and 2021 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

On July 27, 2018, the transaction contemplated by the SPA closed and the Purchaser acquired the Shares for a total cash consideration of $325,000. The consummation of the transactions contemplated by the SPA resulted in a change of control of the Company.

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

In connection with the sale of securities to SYEM, Mr. Jianguo Wei resigned from all his positions with the Company, and Mr. Baobing He and Mr. Weiming Cui were appointed as the Company’s Directors as well as Chief Executive Officer and Chief Financial Officer, respectively, effective October 20, 2020.

On October 22, 2020, the Board and the majority stockholder took action by written consent to approve an amendment to the Company’s Articles of Incorporation to change its corporate name to Liaoning Shuiyun Qinghe Rice Industry Co., Ltd. and to change the ticker symbol of the Common Stock to SYQH. These changes were completed in February 2021.

Currently, the Company possesses no assets and only minimal liabilities with no substantial business operations. There were no revenue or positive cash flows for the three months ended July 31, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company successfully acquires an operating business, we expect our expenses to consist of accounting fees and other costs related to maintaining a public company.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no revenue, including during the three months ended July 31, 2022 and 2021.

Three Months Ended July 31, 2022 Compared to the Three Months Ended July 31, 2021

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which consisted of accounting fees, transfer agent fees, and filing fees etc.

For the three months ended July 31, 2022, total operating expenses amounted to $16,195 as compared to $386 for the three months ended July 31, 2021, an increase of $15,809.  The increase was primarily due to an increase in accounting fee and filing fee.

Net Loss. During the three months ended July 31, 2022 and 2021, we had net loss of $16,195 and $386, respectively.

Liquidity and Capital Resources

At July 31, 2022, we did not have any cash, while, we had liabilities of $154,708, and had a working capital deficit of $154,708. We expect to incur continued losses during the remainder of fiscal 2023, possibly even longer. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

We are a shell company with no revenue generating activities. We anticipate that our operating activities will generate negative net cash flow during the remaining fiscal year of 2023. The success of our business plan is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder advances in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Off-Balance Sheet Arrangements

As of July 31, 2022, we did not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

As of July 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not be effective as of July 31, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certification attached as Exhibits 32.1 and 32.2 accompanying this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.
(Registrant)

Date: September 14, 2022	By:	/s/ Baobing He
Baobing He
Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2022	By:	/s/ Weiming Cui
Weiming Cui
Chief Financial Officer (Principal Financial and Accounting Officer)