Form 10-Q
period 2022-10-31
Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.
filed 2022-12-20
CIK 710782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2022

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

As of December 6, 2022, there were 7,350,540 shares of Common Stock issued and outstanding.

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.

(Formerly known as Evergreen International Corp.)

FORM 10-Q

October 31, 2022

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

CONDENSED BALANCE SHEETS

	October 31,	April 30,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$17,744	$17,415
Accounts payable and accrued liabilities - related party	150,378	121,098

TOTAL CURRENT LIABILITIES	168,122	138,513

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 100,000,000 shares authorized; 7,350,540 shares issued and outstanding)
	7,350	7,350
Additional paid-in capital	2,252,483	2,252,483
Accumulated deficit	(2,427,955)	(2,398,346)
TOTAL STOCKHOLDERS’ DEFICIT	(168,122)	(138,513)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating Expenses:
Accounting fees	8,800	32,663	23,400	32,663
Other general and administrative	4,614	20,134	6,209	20,520

Total Operating Expenses	13,414	52,797	29,609	53,183

Loss from Operations	(13,414)	(52,797)	(29,609)	(53,183)

Net Loss	$(13,414)	$(52,797)	$(29,609)	$(53,183)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	7,350,540	7,350,540	7,350,540	7,350,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at July 31, 2022	7,350,540	$7,350	$2,252,483	$(2,414,541)	$(154,708)

Net loss for the three months ended October 31, 2022	-	-	-	(13,414)	(13,414)

Balance at October 31, 2022	7,350,540	$7,350	$2,252,483	$(2,427,955)	$(168,122)

Balance at April 30, 2022	7,350,540	$7,350	$2,252,483	$(2,398,346)	$(138,513)

Net loss for the six months ended October 31, 2022	-	-	-	(29,609)	(29,609)

Balance at October 31, 2022	7,350,540	$7,350	$2,252,483	$(2,427,955)	$(168,122)

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

LIAONING SHUIYUN QINGHE RICE INDUSTRY CO., LTD.

(FORMERLY KNOWN AS EVERGREEN INTERNATIONAL CORP.)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,609)	$(53,183)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	329	(10)
Increase in accounts payable and accrued liabilities - related party	29,280	52,408

NET CASH USED IN OPERATING ACTIVITIES	-	(785)

NET DECREASE IN CASH	-	(785)

Cash, beginning of period	-	785

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

On October 20, 2020, Jianguo Wei, our former Chief Executive Officer, President, Treasurer and Director, entered into an Acquisition Agreement with Shanghai Yuyue Enterprise Management Consulting Co., Ltd. (“SYEM”) pursuant to which Mr. Wei agreed to sell all 7,258,750 shares held by Tan Ying Lok, constituting approximately 98.75% of the Company, to SYEM for aggregate cash consideration of $200,000. Mr. Wei was authorized to enter into the Acquisition Agreement on behalf of Mr. Lok pursuant to an Authorization Letter dated October 20, 2020. The acquisition consummated October 20, 2020, and the parties are in the process of transferring the securities to SYEM. The transfer is expected to be completed in January 2023.

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

Currently, the Company possesses no assets and accrued only minimal liabilities with no substantial business operations. There were no revenue or positive cash flows for the six months ended October 31, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company successfully acquires an operating business, we expect our expenses to consist of accounting fee, legal service fee, and other costs related to maintaining a public company.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at time of purchase to be cash equivalents. There were no cash equivalents as of October 31, 2022 and April 30, 2022.

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

Loss Per Share

The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. Since the Company has no common stock equivalents, diluted loss per share is the same as basic loss per share for the three and six months ended October 31, 2022 and 2021.

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

Going Concern Risk

As reflected in the accompanying unaudited condensed financial statements, the Company had working capital deficit of $168,122 at October 31, 2022 and has incurred recurring net loss of $29,609 for the six months ended October 31, 2022. The Company has no current operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least next twelve months from the date the Company’s interim financial statements are released. Management intends to fund the ongoing operations of the Company while seeking potential business acquisition opportunities.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company’s CEO, Baobing He, paid certain expenses on behalf of the Company. As of October 31, 2022 and April 30, 2022, the Company had a payable amount to this related party of $150,378 and $121,098, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed financial statements of the Company for the three and six months ended October 31, 2022 and 2021 should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

On October 20, 2020, Jianguo Wei, our former Chief Executive Officer, President, Treasurer and Director, entered into an Acquisition Agreement with Shanghai Yuyue Enterprise Management Consulting Co., Ltd. (“SYEM”) pursuant to which Mr. Wei agreed to sell all 7,258,750 shares held by Tan Ying Lok, constituting approximately 98.75% of the Company, to SYEM for aggregate cash consideration of $200,000. Mr. Wei was authorized to enter into the Acquisition Agreement on behalf of Mr. Lok pursuant to an Authorization Letter dated October 20, 2020. The acquisition consummated on October 20, 2020, and the parties are in the process of transferring the securities to SYEM. The transfer is expected to be completed in January 2023.

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

Currently, the Company possesses no assets and only minimal liabilities with no substantial business operations. There were no revenue or positive cash flows for the six months ended October 31, 2022. The Company’s management efforts are focused on seeking out a new and profitable operating business with strong growth potential. Unless and until the Company successfully acquires an operating business, we expect our expenses to consist of accounting fee, legal service fee, and other costs related to maintaining a public company.

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

Results of Operations

Since we discontinued our wood products business in 2003, we have had no revenue, including during the three and six months ended October 31, 2022 and 2021.

Three and Six Months Ended October 31, 2022 Compared to the Three and Six Months Ended October 31, 2021

Operating Expenses. Our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which consisted of accounting fee, legal service fee, transfer agent fee, and filing fee etc.

For the three months ended October 31, 2022, total operating expenses amounted to $13,414 as compared to $52,797 for the three months ended October 31, 2021, a decrease of $39,383. For the six months ended October 31, 2022, total operating expenses amounted to $29,609 as compared to $53,183 for the six months ended October 31, 2021, a decrease of $23,574.  The decrease was primarily due to the decrease in accounting fee, legal service fee, and filing fee.

Net Loss. During the three months ended October 31, 2022 and 2021, we had net loss of $13,414 and $52,797, respectively. During the six months ended October 31, 2022 and 2021, we had net loss of $29,609 and $53,183, respectively.

Liquidity and Capital Resources

At October 31, 2022, we did not have any cash, while, we had liabilities of $168,122, and had a working capital deficit of $168,122. We expect to incur continued losses during the remainder of fiscal 2023, possibly even longer. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

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

Off-Balance Sheet Arrangements

As of October 31, 2022, we did not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

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

As of October 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of October 31, 2022.

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

Liaoning Shuiyun Qinghe Rice Industry Co., Ltd.
(Registrant)

Date: December 20, 2022	By:	/s/ Baobing He
Baobing He
Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2022	By:	/s/ Weiming Cui
Weiming Cui
Chief Financial Officer (Principal Financial and Accounting Officer)